Form 10QSB
period 2002-06-30
DOVER PETROLEUM INC
filed 2002-08-19
CIK 1166801

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-49832

                        DOVER PETROLEUM CORP.
                   --------------------------------
        (Exact name of registrant as specified in its charter)


             Nevada                        91-1918322

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


      10225 Yonge Street, Richmond Hill, Ontario  L4C 3B2 Canada
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (905) 884-6958
                            --------------
         (Registrant's Telephone Number, Including Area Code)


                                 N/A
                                 ---
    (Former Name or Former Address, if Changed Since Last Report)


Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                           YES [ ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2002, there were 36,536,261 shares of the Registrant's
$.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001

(b) Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS


ASSETS                                                      (unaudited)      (audited)
                                                           June 30, 2002  December 31,
                                                                          2001

                                                                ----------      ----------

Current Assets:

 Cash and cash equivalents                                      $2,227,184         $59,150

 Prepaid expenses                                                  158,621              -

                                                                ----------      ----------

  Total Current Assets                                           2,385,805          59,150

Property and Equipment (Net)                                         4,321           5,834

Oil Concession Rights                                              800,000              -

Unproved Gas and Oil Reserves                                      945,000         605,000

                                                                ----------      ----------

  Total Assets                                                  $4,135,126        $669,984

                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

 Note payable                                                     $100,000              -

 Accounts payable and accrued liabilities                          419,345         459,486

                                                                ----------      ----------

  Total Current Liabilities                                        519,345         580,986

                                                                ----------      ----------

Long-Term Liabilities:

 Stockholder's loan payable                                             -          121,500

                                                                ----------      ----------

   Total Liabilities                                               519,345         580,986

                                                                ----------      ----------

Stockholders' Equity:

 Common Stock ($.001 par value 500,000 shares authorized,           48,549          34,949
 48,549,160 and 34,949,160 issued and outstanding at
 June 30, 2002 and December 31, 2001, respectively

 Preferred Stock ($.001 par value 100,000,000 shares                    -               -
 authorized, 0 issued and outstanding at June 30, 2002
 and December 31, 2001, respectively)

 Additional paid-in capital                                      6,551,654         122,618

 Stock subscription receivable                                 (2,384,112)              -

 Foreign currency transaction adjustment                             1,662              -

 Accumulated Retained earnings (deficit)                         (601,972)        (68,569)

                                                                ----------      ----------

  Total Stockholders' Equity (Deficit)                           3,615,781          88,998

                                                                ----------      ----------

  Total Liabilities and Stockholders' Equity (Deficit)          $4,135,126        $669,984

                                                                ==========      ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (unaudited)  (unaudited)   (unaudited)  (unaudited)
                                      For the       For the    For the Six  For the Six
                                       Three     Three Months  Months Ended Months Ended
                                    Months Ended Ended          June 30,     June 30,
                                     June 30,     June 30,     2002         2001
                                    2002         2001           ----------   ----------
                                     ----------    ----------

Revenues                                      $-            $-           $-           $-

                                       ----------    ----------   ----------   ----------

Costs:

 General and administrative               291,933            -       369,468           -
 expenses

 Consulting expenses                       41,379            -       168,379        1,000

                                       ----------    ----------   ----------   ----------

  Total Costs                             333,312            -       537,847        1,000

                                       ----------    ----------   ----------   ----------

Loss from Operations                    (333,312)            -     (537,847)      (1,000)

                                       ----------    ----------   ----------   ----------

Other Income:

 Interest income                            4,444                      4,444

                                       ----------    ----------   ----------   ----------

Net Loss                               ($328,868)            -    ($533,403)     ($1,000)

                                       ==========    ==========   ==========   ==========

Earnings (Loss) per Share:

 Basic and diluted per share:               $0.00         $0.00        $0.00        $0.00

                                       ==========    ==========   ==========   ==========

 Basic and diluted common shares       40,651,433    18,339,160   36,624,496   17,421,660
 outstanding

                                       ==========    ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                           For the Six     For the Six
                                                           Months Ended    Months Ended
                                                           June 30, 2002   June 30, 2001
                                                            ----------      ----------

Cash Flows from Operating Activities:

 Net loss                                                      ($533,403)         ($1,000)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation                                                      1,513               -

  Change in assets and liabilities net of effects from:

   Change in foreign currency translation                           1,662               -

   (Increase) in prepaid expenses                               (158,621)               -

   (Decrease) in accounts payable                                (40,141)               -

                                                               ----------       ----------

   Net cash (used in) provided by operating activities          (728,990)          (1,000)

                                                               ----------       ----------

Cash Flows from Investing Activities:

 Cost of acquisition                                                             (120,500)

 Cost of capitalized costs of unproved gas and oil              (340,000)
reserves

                                                               ----------       ----------

  Net cash used in investing activities                         (340,000)        (120,500)

                                                               ----------       ----------

Cash Flows from Financing Activities:

 Proceeds (repayment) of stockholder loan                       (121,500)          121,500

 Proceeds of note payable                                         100,000               -

 Net proceeds from issuance of common stock                     3,258,524               -

                                                               ----------       ----------

  Net cash provided by financing activities                     3,237,024          121,500

                                                               ----------       ----------

Net Cash Increase                                               2,168,034               -

Cash and cash equivalents, beginning of period                     59,150               -

                                                               ----------       ----------

Cash and cash equivalents, end of period                       $2,227,184               -

                                                               ==========       ==========

Supplemental Disclosure of Cash Flow Information:

 Cash paid during period for:

  Interest                                                             -                -

                                                               ==========       ==========

 Taxes                                                                 -                -

                                                               ==========       ==========

Supplemental Disclosures of Noncash Financing
Activities:

 Stock issued for rights to oil concessions                      $800,000               -

                                                               ==========       ==========

 Stock issued for subscription receivable                      $2,384,112               -

                                                               ==========       ==========

Supplemental Disclosures of Noncash Investing
Activities:

 Fair value of assets acquired other than cash                         -          $605,000

 Liabilities assumed                                                   -        ($300,000)

 Cash acquired                                                         -        ($184,500)

                                                               ----------       ----------

Cost of Acquisition Net of Cash Acquired                               -          $120,500

                                                               ==========       ==========

__________

The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 2002

1.   DESCRIPTION OF BUSINESS

Dover Petroleum Corp. (formerly At Home Holdings, Inc. and Coretech Industries Ltd.), ("Dover, Nevada") a development stage company, was incorporated under the laws of the State of Nevada on July 9, 1998. Dover, Nevada initiated business operations in 2000 as a provider of home meal replacement food products via the Internet. Dover, Nevada ceased business operations in late 2000 and began exploring new business opportunities.

On September 21, 2001 Dover, Nevada completed a stock exchange agreement ("The Stock Exchange Agreement") with Slaterdome Gas, Inc., a Florida corporation ("Slaterdome"). Under the terms of the agreement one share of Dover, Nevada common stock was issued and exchanged for each of the 18,350,000 shares of common stock of Slaterdome outstanding, thereby giving the stockholders of Slaterdome controlling interest in Dover, Nevada. Slaterdome also at this time changed its name to Dover Petroleum Corp. ("Slaterdome" or the "Company") . On June 21, 2001 Slaterdome had acquired certain assets of Wyoming Oil and Minerals, Inc., a Wyoming Corp. ("Wyoming"), the acquired assets positioning the Company as a development stage company in the oil and gas industry.

On March 31, 2002 the Company completed a stock exchange agreement ("The Agreement") with the shareholders of Dover Egypt I, Inc. to acquire the rights to a certain Oil and Gas Concession in the Arab Republic of Egypt.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of Dover Petroleum Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The statements of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142, (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued.
 The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

3.   COMMITMENTS AND CONTINGENCIES

Litigation

In connection with the litigation relating to the acquisition of the Wyoming Assets Slaterdome settled the delinquent amount due from Wyoming to Phillips. As of December 31, 2001 Slaterdome had paid Phillips approximately $219,000. The balance of $300,000 was paid pursuant to the settlement agreement agreed to between the parties during March 2002.

4.   STOCKHOLDERS' LOAN PAYABLE

During 2001 a stockholder of the Company loaned the Company $121,500 which was paid during the second quarter of 2002.

5.   STOCKHOLDERS' EQUITY

Capital

During the six month ended June 30, 2002 the Company sold 12,000,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $5,682,410 pursuant to this stock offering. Of this amount $2,384,112 is still due to the company as a stock subscription receivable and is reflected in the Stockholders' Equity section of the consolidated balance sheet. No warrants have been exercised.

Item 2.   Plan of Operation.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report. The discussion may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we "believe", "anticipate", "expect", or "plan to", as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements.

     Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of our Wyoming Assets (as hereinafter described) and, primarily, pursuing, on behalf of Dover Egypt Joint Venture, exploration and exploitation of petroleum and natural gas under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt (as hereinafter described).

     Our subsidiary, Slaterdome Oil & Gas, Inc. is the owner of the Wyoming Asset. The Wyoming Asset consist of a 16.6667% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado. As of the date hereof, there are no active business operations on any of the properties in which Slaterdome has an interest.

     Our subsidiary, Dover Egypt Petroleum I, Inc. Is the owner of a fifty percent interest in Dover Egypt Joint Venture. Dover Egypt Joint Venture, pursuant to an option agreement (the "Option Agreement"), has the right to acquire the interest of Dover Investments Limited ("Optionor") in a certain Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Optionor, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation dated April 23, 2001. The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area of the Gulf of Suez. As of the date hereof, there are no active business operations on any of the properties in which Dover Egypt has an interest.

     Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt is required to invest the $4,000,000 mandated under the Concession Agreement for the drilling of two exploration wells in the Area. This obligation serves as the consideration for the acquisition by Dover Egypt of its interest in the Dover Egypt Joint Venture. The Concession Agreement mandates the expenditure of the $4,000,000 within 3 years from the date of advertisement of the passage of the Concession Agreement into Egyptian law. If Dover Egypt fails to meet its commitments under the Option Agreement, the Option Agreement will be terminated and all rights under the Concession Agreement will be extinguished. Likewise, if Dover Egypt fails to meet its commitments under the Dover Egypt Joint Venture Agreement, other joint venture parties may have rights of action against Dover Egypt. As of the date hereof, Dover Egypt has funded approximately $500,000 to Dover Egypt Joint Venture toward payment of the $4,000,000 obligation under the Option Agreement.

     We recently concluded the Current Regulation S Offering and the Current Regulation D Offering (see, no. 1 and 2 under Item c. of
Item 2 of Part II, hereof) whereby we sold 12,000,000 shares of our common stock and warrants to acquire 12,000,000 shares of our common stock. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents no event later than December 31, 2002.

     We hope to become a global oil and gas exploration company, but we can provide no assurance that we will be able to meet our goal. We intend to use the proceeds of the Current Regulation S Offering and the Current Regulation D Offering to meet certain current commitments under the Option Agreement and the Dover Egypt Joint Venture Agreement, which will enable the Dover Egypt Joint Venture to undertake certain exploration phase drilling commitments under the Concession Agreement and for general corporate purposes. We believe that our cash requirements for the next 12 months are fulfilled as a result of receipt of the proceeds of the Current Regulation S Offering and the Current Regulation D Offering. However, in the event that amounts due under the Subscription Note are not paid (see Part II, Item 2. c.) 1.) we may be unable to meet our obligations over the next 12 months and our stockholders can expect to lose all of their investment.

     The first exploration phase for the under the Concession Agreement commenced during July, 2002, and there is a three-year time frame in which to complete a minimum of two exploration drill holes and expend $4,000,000. Drill budgets for the first two exploration drill holes are forecast at $1,600,000 each. Drilling of the first two exploration holes are scheduled to begin during the 4th quarter of 2002. If an economic oil discovery results during the next 12 months, we expect to obtain a feasibility study in connection with oil production capital requirements.

     In connection with the Wyoming Asset, we are considering the scale of development for production and the capital requirements associated therewith. At the present time, we do not have any plans to develop the property which forms the Wyoming Asset over the next
12 months. However, our plans are subject to change based upon numerous factors, including but not limited to, our financial position.

     Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     a).  Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES.

     a).  Not Applicable.

     b).  Not Applicable.

     c).

     1. On June 20, 2002, we concluded an offering of our common stock to certain non U.S Persons (the "Recent Regulation S Offering")and we expect to issue 10,820,000 shares of our common stock to 43 Non-U.S. Persons for an aggregate of $3,129,900 in cash and $2,280,100 in the form of a note (the "Subscription Note"). There were no commissions or discounts associated with such issuance of our common stock except that we paid approximately $310,000 in finder's fees and such common stock is not convertible or exchangeable. The purchaser of each share of our common stock as part of the Recent Regulation S Offering received one common stock purchase warrant, exercisable at a price of US $0.80 on or before December 31, 2002. The Subscription Note in our favor is executed by our Chief Executive Officer, Robert Salna and provides for payment in eight equal monthly installments, with the first of such installments being due on approximately August, 15, 2002. The principal balance due under the Subscription Note bears interest at four percent per annum. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S promulgated thereunder. Each of the parties to whom securities will be issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     2. On June 20, 2002, we concluded an offering of our common stock (the "Recent Regulation D Offering") to certain Accredited Investors (as such term is defined under the Securities Act)and we expect to issue 1,180,000 shares of our common stock to 7 such Accredited Investors for an aggregate of $590,000 in cash. There were no commissions or discounts associated with such issuance of our common stock except that we paid approximately $59,000 in finder's fees and such common stock is not convertible or exchangeable. The purchaser of each share of our common stock as part of the Recent Regulation D Offering received one common stock purchase warrant, exercisable at a price of US $0.80 on or before December 31, 2002. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Rule 506 under Regulation D promulgated thereunder. Each of the parties to whom securities will be issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. The certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     After completion of the Recent Regulation S Offering and the Recent Regulation D Offering, and assuming receipt of the Subscription Note but without consideration of the exercise of any of the warrants, we expect to have approximately 48,537,000 shares of our common stock outstanding.

     d).  Not Applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not Applicable

     ITEM 5.   OTHER INFORMATION.

     ITEM 6.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1       Share Exchange Agreement dated August 31, 2001 between
          Dover Petroleum Corp. and the shareholders of Slaterdome, Inc.(1)

2.2 Share Exchange Agreement dated February 26, 2001 between Dover Petroleum Corp. and the shareholders of Dover
          Petroleum Egypt I, Inc.(1)


3.1       Articles of Incorporation Coretech Industries, Inc.(1)

3.2 Amendment to Articles of Incorporation changing name to At Home Holdings, Inc.(1)

3.3 Amendment to Articles of Incorporation changing name to Dover Petroleum Corp. and increasing capital(1)

3.4       Amendment to Articles of Incorporation reflecting the 1999
          Split(1)

3.5       Articles of Incorporation of Slaterdome, Inc.(1)

3.6       Articles of Incorporation of Dover Petroleum Egypt I, Inc.(1)

3.7       Bylaws of Dover Petroleum Corp.(1)

3.8       Bylaws of Slaterdome, Inc.(1)

3.9       Bylaws of Dover Petroleum Egypt I, Inc.(1)

10.1           Dover Egypt Joint Venture Agreement(1)

10.2           Dover Egypt Joint Venture Agreement Amendment(1)

10.3           Option Agreement(1)

10.4           Concession Agreement(2)

21.1           List of Subsidiaries(2)

99.1           Sarbanes-Oxley Certification(3)

________________________
(1)Filed as part of the Company's Form 10-SB

(2)Filed electronically as part of the Company's Amendment One to Form 10-SB

(3)Filed electronically herewith

     (b)  Reports on Form 8-K. None.

                              SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOVER PETROLEUM CORP, INC.



Date: 08/19/02                By: /s/Robert Salna
                              Robert Salna, Chief Executive Officer




Date: 08/19/02                By: /s/Allan Ibbitson
                              Allan Ibbitson, Principal Financial
                              Officer