Form 10QSB/A
period 2002-06-30
DOVER PETROLEUM INC
filed 2002-10-23
CIK 1166801

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB
                             Amendment 1

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

                           YES [ ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 18, 2002, there were 47,076,061 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss) (Unaudited) for the three months ended June 30, 2002 and June 30, 2001; for the six months ended June 30, 2002 and June 30, 2001; and for the period from Inception (June 14, 2001) to June 30, 2002

(c) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2002 and June 30, 2001 and for the period from Inception (June 14, 2001) to June 30, 2002

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a) Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS


ASSETS                                                      (unaudited)      (audited)
                                                           June 30, 2002  December 31,
                                                                          2001

                                                                ----------      ----------

Current Assets:

 Cash and cash equivalents                                      $2,227,184         $59,150

 Prepaid expenses                                                  158,621              -

                                                                ----------      ----------

  Total Current Assets                                           2,385,805          59,150

Property and Equipment (Net)                                         4,321           5,834

Oil Concession Rights                                              800,000              -

Unproved Mineral Interests in Properties                           945,000         605,000

                                                                ----------      ----------

  Total Assets                                                  $4,135,126        $669,984

                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Note payable                                                     $100,000              -

 Accounts payable and accrued liabilities                          419,345         459,486

                                                                ----------      ----------

  Total Current Liabilities                                        519,345         459,486



Long-Term Liabilities:

 Stockholder's loan payable                                             -          121,500

                                                                ----------      ----------

   Total Liabilities                                               519,345         580,986

                                                                ----------      ----------

Stockholders' Equity:

 Common Stock ($.001 par value 500,000,000 shares                   48,549          34,949
 authorized, 48,549,160 and 34,949,160 issued and
 outstanding at June 30, 2002 and December 31, 2001,
 respectively

 Preferred Stock ($.001 par value 100,000,000 shares                    -               -
 authorized, 0 issued and outstanding at June 30, 2002
 and December 31, 2001, respectively)

 Additional paid-in capital                                      6,551,654         122,618

 Stock subscription receivable                                 (2,384,112)              -

 Foreign currency transaction adjustment                             1,662              -

 Deficit accumulated during the development stage                (601,972)        (68,569)

                                                                ----------      ----------

  Total Stockholders' Equity                                     3,615,781          88,998

                                                                ----------      ----------

  Total Liabilities and Stockholders' Equity                    $4,135,126        $669,984

                                                                ==========      ==========

____________________

The accompanying notes are an integral part of these financial statements.

(b) Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)                              Period
                                                  For the     (unaudited)   (unaudited)    from
                                   (unaudited)     Three      For the Six  For the Six   Inception
                                 For the Three  Months Ended  Months Ended Months Ended  (June 14,
                                  Months Ended   June 30,     June 30,      June 30,     2001) to
                                  June 30, 2002 2001         2002          2001         June 30,
                                   ----------    ----------    ----------   ----------  2002
                                                                                         ----------

Revenues                                     $-           $-            $-           $-           $-

                                      ----------   ----------    ----------   ----------  ----------

Costs:

 General and administrative              291,933           -        369,468           -      428,037
 expenses

 Consulting expenses                      41,379           -        168,379        1,000     178,379

                                      ----------   ----------    ----------   ----------  ----------

  Total Costs                            333,312           -        537,847        1,000     606,416

                                      ----------   ----------    ----------   ----------  ----------

Loss from Operations                   (333,312)           -      (537,847)      (1,000)     606,416

Other Income:

 Interest income                           4,444           -          4,444           -        4,444

                                      ----------   ----------    ----------   ----------  ----------

Net Loss                              ($328,868)           -     ($533,403)     ($1,000)  ($601,972)

                                      ==========   ==========    ==========   ==========  ==========

Other Comprehensive Income:

 Foreign currency translation              1,662           -          1,662            -       1,662
 adjustment

                                      ----------   ----------    ----------   ----------  ----------

Comprehensive Loss                    $(327,206)          $-     $(531,741)     $(1,000)  $(600,310)

                                      ==========   ==========    ==========   ==========  ==========

Earnings (Loss) per Share:

 Basic and diluted per share:              $0.00        $0.00         $0.00        $0.00     ($0.00)

                                      ==========   ==========    ==========   ==========  ==========

 Basic and diluted weighted           40,651,433   18,339,160    36,624,496   17,421,660  32,721,000
 average common shares
 outstanding

                                      ==========   ==========    ==========   ==========  ==========


The accompanying notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001 and for the period from Inception (June 14, 2001) to June 30, 2002

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           For the Six    For the Six    For the
                                                           Months Ended   Months Ended   period from
                                                           June 30, 2002  June 30,       Inception
                                                                          2001           (June 14,
                                                                                         2001) to
                                                                                         June 30,
                                                                                         2002
                                                               ----------    ----------   ----------


Cash Flows from Operating Activities:

 Net loss                                                      ($533,403)      ($1,000)   ($601,972)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation                                                      1,513            -

  Change in assets and liabilities net of effects from:

   Change in foreign currency translation                           1,662            -

   (Increase) in prepaid expenses                               (158,621)            -     (133,681)

   (Decrease) in accounts payable                                (40,141)            -      (71,862)

                                                               ----------    ----------   ----------

   Net cash (used in) provided by operating activities          (728,990)       (1,000)    (807,515)

                                                               ----------    ----------   ----------

Cash Flows from Investing Activities:

 Cash acquired in reverse acquisition                                                        133,500

 Cost of acquisition of unproved mineral interest in                          (300,000)    (300,000)
 properties

 Cost of unproved mineral interest in properties                (340,000)             -    (340,000)

                                                               ----------    ----------   ----------

  Net cash used in investing activities                         (340,000)     (300,000)    (506,500)

                                                               ----------    ----------   ----------

Cash Flows from Financing Activities:

 Proceeds of note payable                                         100,000            -       100,000

 Net proceeds from issuance of common stock                     3,258,524       179,500    3,438,024

 Proceeds (repayment) of stockholder loan                       (121,500)       121,500            -

                                                               ----------    ----------   ----------

  Net cash provided by financing activities                     3,237,024       301,000    3,538,024

                                                               ----------    ----------   ----------

Net Cash Increase                                               2,168,034            -     2,168,034

Cash and cash equivalents, beginning of period                     59,150            -        59,150

                                                               ----------    ----------   ----------

Cash and cash equivalents, end of period                       $2,227,184            -    $2,227,194

                                                               ==========    ==========   ==========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during period for:

  Interest                                                             -             -             -

                                                               ==========    ==========   ==========

 Taxes                                                                 -             -             -

                                                               ==========    ==========   ==========

Supplemental Disclosures of Noncash Financing
Activities:

 Stock issued for rights to oil concession rights                $800,000            -      $800,000

                                                               ==========    ==========   ==========

 Stock issued for subscription receivable                      $2,384,112            -    $2,384,112

                                                               ==========    ==========   ==========

Supplemental Disclosures of Noncash Investing
Activities:

 Fair value of assets acquired other than cash                         -       $605,000     $605,000

 Liabilities assumed                                                   -     ($300,000)   ($300,000)

 Common stock issued                                                   -       ($5,000)     ($5,000)

                                                               ----------    ----------   ----------

Cost of Acquisition Net of Cash Acquired                               -       $300,000     $300,000

                                                               ==========    ==========   ==========

Reserve acquisition:

 Fair value of assets acquired                                        $ -           $ -      $30,774

 Liabilities Assumed                                                    -             -    (191,207)

 Common stock issued                                                    -             -       26,933

                                                               ----------    ----------   ----------

Cash Acquired                                                         $ -           $ -   ($133,500)

                                                               ==========    ==========   ==========

__________

The accompanying notes are an integral part of these financial statements.

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

5.  STOCKHOLDERS' EQUITY

Capital

During the six month ended June 30, 2002 the Company sold 12,000,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $5,682,410 pursuant to this stock offering. Of this amount $2,384,112 is still receivable and is reflected as a contra equity account within the Stockholders' Equity section of the consolidated balance sheet. No warrants have been exercised.

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

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     a).  Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES.

     a).  Not Applicable.

     b).  Not Applicable.

     c).

     1. On June 20, 2002, we concluded an offering of our common stock to certain non U.S. Persons (the "Recent Regulation S Offering")and we issued 10,820,000 shares of our common stock to 43 Non-U.S. Persons for an aggregate of $3,129,900 in cash and $2,280,100 in the form of a note (the "Subscription Note").
      The Subscription Note in our favor is executed by our Chief Executive Officer, Robert Salna and provides for payment in eight equal monthly installments, with the first of such installments being due on approximately August, 15, 2002. The principal balance due under the Subscription Note bears interest at four percent per annum. There were no commissions or discounts associated with such issuance of our common stock except that we paid finder's fees in the amount of $300,840 to nine (9) third parties, none of whom are affiliated with us or any of our officers or directors. One such third party is, however, one of our shareholders owning 500,000 shares of our common stock. Such common stock so issued is not convertible or exchangeable. The purchaser of each share of our common stock as part of the Recent Regulation S Offering received one common stock purchase warrant, exercisable at a price of US $0.80 on or before December 20, 2002. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S promulgated thereunder. Each of the parties to whom securities will be issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     2. On June 20, 2002, we concluded an offering of our common stock (the "Recent Regulation D Offering") to certain Accredited Investors (as such term is defined under the Securities Act)and we issued 1,180,000 shares of our common stock to 7 such Accredited Investors for an aggregate of $590,000 in cash. There were no commissions or discounts associated with such issuance of our common stock except that we paid $59,000 in finder's fees, to three (3) third parties, none of whom are affiliated with us or any of our officers or directors. Such common stock so issued is not convertible or exchangeable. The purchaser of each share of our common stock as part of the Recent Regulation D Offering received one common stock purchase warrant, exercisable at a price of US $0.80 on or before December 20, 2002. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Rule 506 under Regulation D promulgated thereunder. Each of the parties to whom securities will be issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. The certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     3. On October 9, 2002, we concluded an offering of our common stock to certain non U.S. Persons (the "Additional Regulation S Offering")and we issued 1,000,000 shares of our common stock to 1 Non-U.S. Persons for an aggregate of $500,000 in cash. There were no commissions or discounts associated with such issuance of our common stock except that we paid $50,000 in finder's fees, to one (1) party who was not affiliated with us or any of our officers or directors. Such common stock so issued is not convertible or exchangeable. The purchaser of each share of our common stock as part of the Additional Regulation S Offering received one common stock purchase warrant, exercisable at a price of US $0.80 on or before December 20, 2002. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S promulgated thereunder. Each of the parties to whom securities will be issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. The certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     4. On October 18, 2002, we concluded the acquisition of Alberta, Ltd. At the time we concluded such acquisition we issued 100,000 shares of our common stock to one party. We made such issuances in reliance upon Section 4(2) of the Securities Act. The party to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

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

3.8       Bylaws of Slaterdome, Inc.(1)

3.9       Bylaws of Dover Petroleum Egypt I, Inc.(1)

10.1           Dover Egypt Joint Venture Agreement(1)

10.2           Dover Egypt Joint Venture Agreement Amendment(1)

10.3           Option Agreement(1)

10.4           Concession Agreement(2)

10.5           Phillips Interest Purchase Agreement(4)

10.6           Assignment and Bill of Sale under the Phillips
               Interest Purchase Agreement(4)

10.7           Subscription Agreement between the Company and Robert
               Salna (4)

10.8           Warrant in favor of Robert Salna(4)

10.9 Subscription Note executed by Robert Salna in favor of the Company(4)

10.10     Consulting Agreement Number 1 with Tinamilu Holdings(4)

10.11     Consulting Agreement Number 2 with Tinamilu Holdings(4)

21.1           List of Subsidiaries(2)

99.1           Sarbanes-Oxley Certification(3)

________________________
(1)Filed as part of the Company's Form 10-SB

(2)Filed electronically as part of the Company's Amendment One to Form 10-SB

(3)Filed electronically as part of the Company's Form 10-QSB for the quarter ended June 30, 2002

(4)Filed electronically as part of the Company's Amendment Two to Form 10-SB

     (b)  Reports on Form 8-K. None.

                              SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOVER PETROLEUM CORP, INC.



Date: 10/23/02                By: /s/Robert Salna
                              Robert Salna, Chief Executive Officer




Date: 10/23/02                By: /s/Allan Ibbitson
                              Allan Ibbitson, Principal Financial
                              Officer