Form 10QSB
period 2002-09-30
DOVER PETROLEUM INC
filed 2002-11-20
CIK 1166801

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

                                 N/A
                                 ---
(Former Name, Former Address and Former Fiscal Year, if Changed
                          Since Last Report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                           YES [ ]   NO [X]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2002, there were 45,076,061 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheet as of September 30, 2002 and
     December 31, 2001

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss) (unaudited) for the three months ended September 30, 2002 and September 30, 2001; for the nine months ended
     September 30, 2002 and September 30, 2001

(c) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and September 30, 2001

(d)  Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET


ASSETS                                                      (unaudited)      (audited)
                                                          September 30,   December 31,
                                                          2002            2001

                                                                ----------      ----------

Current Assets:

 Cash and cash equivalents                                      $3,042,851         $59,150

 Prepaid expenses                                                  164,772              -

                                                                ----------      ----------

  Total Current Assets                                           3,207,622          59,150

Property and Equipment (Net)                                         3,816           5,834

Oil Concession Rights                                              869,833              -

Unproved Mineral Interests in Properties                         1,675,339         605,000

                                                                ----------      ----------

  Total Assets                                                  $5,756,610        $669,984

                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Note payable                                                     $100,000              -

 Accounts payable and accrued liabilities                          713,900         459,486

                                                                ----------      ----------

  Total Current Liabilities                                        813,900         459,486



Long-Term Liabilities:

 Stockholder's loan payable                                             -          121,500

                                                                ----------      ----------

   Total Liabilities                                               813,900         580,986

                                                                ----------      ----------
Stockholders' Equity:

 Common Stock ($.001 par value 500,000,000 shares                   49,549          34,949
 authorized, 49,549,160 and 34,949,160 issued and
 outstanding at September 30, 2002 and December 31, 2001,
 respectively

 Preferred Stock ($.001 par value 100,000,000 shares                    -               -
 authorized, 0 issued and outstanding at September 30,
 2002 and December 31, 2001, respectively)

 Additional paid-in capital                                      7,048,152         122,618

 Stock subscription receivable                                 (1,425,063)              -

 Foreign currency translation adjustment                             1,662              -

 Deficit accumulated during the development stage                (731,591)        (68,569)

                                                                ----------      ----------

  Total Stockholders' Equity                                     4,942,710          88,998

                                                                ----------      ----------

  Total Liabilities and Stockholders' Equity                    $5,756,610        $669,984

                                                                ==========      ==========

____________________

The accompanying notes are an integral part of these financial statements.

(b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended September 30, 2002 and September 30, 2001 and for the nine month periods ended September 30, 2002 and September 30, 2001.

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (Unaudited)

                                                  For the
                                                   Three     For the Nine    For the
                                 For the Three  Months Ended  Months Ended Nine Months
                                  Months Ended    September    September   Ended
                                    September     30, 2001      30, 2002     September
                                    30, 2002     ----------    ----------    30, 2001
                                   ----------                               ----------

Revenues                                     $-           $-            $-           $-

                                      ----------   ----------    ----------   ----------

Costs:

 General and administrative               109699           -        479,167           -
 expenses

 Consulting expenses                      36,270       8,333        204,649        9,333

                                      ----------   ----------    ----------   ----------

  Total Costs                            145,969       8,333        683,816        9,333

                                      ----------   ----------    ----------   ----------

Loss from Operations                   (145,969)     (8,333)      (683,816)      (9,333)

Other Income:

 Interest income                          16,350           -         20,794           -

                                      ----------   ----------    ----------   ----------

Net Loss                              ($129,619)    ($8,333)     ($663,022)     ($9,333)

                                      ==========   ==========    ==========   ==========

Other Comprehensive Income:

 Foreign currency translation              1,662           -          1,662            -
 adjustment

                                      ----------   ----------    ----------   ----------

Comprehensive Loss                    $(127,957)    $(8,333)     $(661,360)     $(9,333)

                                      ==========   ==========    ==========   ==========

Earnings (Loss) per Share:

 Basic and diluted per share:              $0.00        $0.00         $0.00        $0.00

                                      ==========   ==========    ==========   ==========

 Basic and diluted weighted           41,151,433   18,339,160    42,602,863   17,421,660
 average common shares
 outstanding

                                      ==========   ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001.

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          For the Nine   For the Nine
                                                           Months Ended   Months Ended
                                                          September 30,    September
                                                         2002               30, 2001
                                                            ----------     ----------

Cash Flows from Operating Activities:

 Net loss                                                      ($663,022)      ($1,000)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation                                                      2,018            -

  Change in assets and liabilities net of effects from:

   Change in foreign currency translation                           1,662            -

   (Increase) decrease in prepaid expenses                      (164,772)            -

   Increase (Decrease) in accounts payable                        254,414            -

                                                               ----------    ----------

   Net cash used in operating activities                        (569,700)       (1,000)

                                                               ----------    ----------

Cash Flows from Investing Activities:

 Cash acquired in reverse acquisition                                   -             -

 Cost of acquisition of unproved mineral interest in                    -     (300,000)
 properties

 Oil Concessions Rights                                          (69,833)

 Cost of unproved mineral interest in properties              (1,070,339)             -

                                                               ----------    ----------

  Net cash used in investing activities                       (1,140,172)     (300,000)

                                                               ----------    ----------

Cash Flows from Financing Activities:

 Proceeds of note payable                                         100,000            -

 Net proceeds from issuance of common stock                     4,715,073       179,500

 Proceeds (repayment) of stockholder loan                       (121,500)       121,500

                                                               ----------    ----------

  Net cash provided by financing activities                     4,693,573       301,000

                                                               ----------    ----------

Net Cash Increase                                               2,983,701            -

Cash and cash equivalents, beginning of period                     59,150            -

                                                               ----------    ----------

Cash and cash equivalents, end of period                       $3,042,851            -

                                                               ==========    ==========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during period for:

  Interest                                                             -             -

                                                               ==========    ==========

 Taxes                                                                 -             -

                                                               ==========    ==========

Supplemental Disclosures of Noncash Financing
Activities:

 Stock issued for rights to oil concession rights                $800,000            -

                                                               ==========    ==========

 Stock issued for subscription receivable                      $1,425,063            -

                                                               ==========    ==========

Supplemental Disclosures of Noncash Investing
Activities:

 Fair value of assets acquired other than cash                         -       $605,000

 Liabilities assumed                                                   -     ($300,000)

 Common stock issued                                                   -       ($5,000)

                                                               ----------    ----------

Cost of Acquisition Net of Cash Acquired                               -       $300,000

                                                               ==========    ==========

Reserve acquisition:

 Fair value of assets acquired                                        $ -       $30,774

 Liabilities Assumed                                                    -     (191,207)

 Common stock issued                                                    -        26,933

                                                               ----------    ----------

Cash Acquired                                                         $ -    ($133,500)

                                                               ==========    ==========

__________

The accompanying notes are an integral part of these financial statements.

(d)  Notes to Financial Statements.

               DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                          September 30, 2002


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

On June 21, 2002 the Company purchased the rights to certain properties located in Moffat County, Colorado from Philips Petroleum ("The Seller "or Philips)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The statements of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

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

3.   Acquisitions

On July 15, 2002 Slaterdome and Skyline executed an agreement of purchase and sale with Philips (the" Philips Interest Purchase Agreement "). Under this agreement Slaterdome agreed to purchase 33.3334% of Phillips interest in the leases, all permits, licenses, and similar rights relating to the operation conducted on the leases, any contracts or agreements assignable pertaining to operations conducted on the leases and the well, equipment and personal property located on the leases (the foregoing items hereinafter collectively referred to as the "Phillips Assets") for $19,833.37 and Skyline agreed to purchase the remaining 66.6666% of the Phillips Assets for $39,666.63.

As a result of this transaction Phillips provided an Assignment and Bill of Sale to Slaterdome and Skyline transferring to Slaterdome and Skyline the respective interest in the Phillips Assets that each of Slaterdome and Skyline were to acquire under the Phillips Interest Purchase Agreement. The Wyoming Asset now includes 33.3334% of the Phillips Assets, and the Company, therefore, owns 33.3334% of the working and operating rights interest in the leases and the remainder of the Phillips Assets and Skyline owns 66.6666% of the working and operating rights interest in the leases and remainder of the Phillips Assets. Slaterdome and Skyline have agreed in principle that Skyline will serve as operator under the leases, and Slaterdome expects that the form of operating agreement will be substantially the same as the model form operating agreement previously utilized by Phillips.

In addition on July 15, 2002, the Company acquired all working interest and operating rights in certain oil and gas leases in the Slaterdome area, from Energy Investment Inc., for the amount of
$50,000.00

4.   COMMITMENTS AND CONTINGENCIES

Litigation

In connection with the litigation relating to the acquisition of the Wyoming Assets Slaterdome settled the delinquent amount due from Wyoming to Phillips. As of December 31, 2001 Slaterdome had paid Phillips approximately $219,000. The balance of $300,000 was paid pursuant to the settlement agreement agreed to between the parties during March 2002.

5.   STOCKHOLDERS' EQUITY

Capital

During the quarter ended September 30, 2002 the Company sold 1,000,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $500,000 pursuant to this stock offering. No warrants have been exercised. In addition the company collected $855,037.50 of the stock subscription receivable due to the company, which has been reflected in the stockholders' equity section as a capital contra account.

Item 2.   Plan of Operation.

     The following discussion of our plan of operation should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report. The discussion may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we "believe", "anticipate", "expect", or "plan to", as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements.

     Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of our Wyoming Assets (as hereinafter described) and, primarily, pursuing, in connection with our ownership interest in Dover Egypt Joint Venture, exploration and exploitation of petroleum and natural gas under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt (as hereinafter described).

     Our subsidiary, Slaterdome Oil & Gas, Inc. is the owner of the Wyoming Asset. The Wyoming Asset consist of a 33.3334% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado. We expect that we will have the obligation to absorb 33.3334% of all burdens, restrictions, exceptions, charges agreements, other matters existing of record and all amounts due and payable under the leases, including but not limited to royalty and production payments.

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

     Our subsidiary, Dover Petroleum Egypt I, Inc. ("Dover Egypt") is the owner of a fifty percent interest in Dover Egypt Joint Venture. Pursuant to our recent acquisition of Alberta Ltd. the owner of 6.25% of the partnership interests in Dover Egypt Joint Venture we now control such 6.25% of the partnership interests in the Dover Egypt Joint Venture. We expect to transfer the interest owned by Alberta Ltd. to Dover Egypt, whereupon Dover Egypt will own
56.25 % of the interests in Dover Egypt Joint Venture, and thereafter to dissolve Alberta Ltd. Dover Egypt Joint Venture, pursuant to an option agreement (the "Option Agreement"), has the right to acquire the interest of Dover Investments Limited ("Optionor") in a certain Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Optionor, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation dated April 23, 2001. The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area of the Gulf of Suez.

     Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt is required to invest the $4,000,000 mandated under the Concession Agreement for the drilling of two exploration wells in the Area. This obligation serves as the consideration for the acquisition by Dover Egypt of its interest in the Dover Egypt Joint Venture, and accordingly, none of the other parties owning the partnership interests in Dover Egypt Joint Venture are required to contribute to the payment of the initial $4,000,000 investment by Dover Egypt. Subsequent to the initial $4,000,000 investment by Dover Egypt, each and every of the parties owning the partnership interests in the Dover Egypt Joint Venture are required to make pro rata contributions to the capital of the Dover Egypt Joint Venture to the extent that such additional capital is required as a result of its obligations under the Option Agreement or the Concession Agreement. The Concession Agreement mandates the expenditure of the $4,000,000 within 3 years from the date of advertisement of the passage of the Concession Agreement into Egyptian law. The Concession Agreement was passed into law on June 18, 2002 and the advertising thereof occurred on July 18, 2002. Accordingly, under the Concession Agreement, the total $4,000,000 expenditure must be undertaken by approximately July, 18, 2005. Notwithstanding the terms of the Concession Agreement, we believe that the Dover Egypt Joint Venture intends to expend the required $4,000,000 over the next twelve months and, as a result, Dover Egypt will be required to provide such its initial $4,000,000 investment to the Dover Egypt Joint Venture as it is needed. If Dover Egypt fails to meet its commitment to make the initial investment to Dover Egypt Joint Venture or, if the Dover Egypt Joint Venture fails to meet its commitments under the Option Agreement, the Option Agreement will be terminated and all rights under the Concession Agreement will be extinguished. Likewise, if Dover Egypt fails to make its initial $4,000,000 investment as required by the Dover Egypt Joint Venture Agreement, other joint venture parties may have rights of action against Dover Egypt. As of the date hereof, Dover Egypt has funded approximately $2,400,000 to Dover Egypt Joint Venture toward payment of initial $4,000,000 investment required under the Option Agreement.

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

     We hope to become a global oil and gas exploration company, but we can provide no assurance that we will be able to meet our goal. We believe that our cash requirements for the next 12 months are fulfilled as a result of receipt of the proceeds of certain concluded offerings of our common stock. However, in the event that amounts due under a certain subscription note provided to us by Robert Salna are not paid we may be unable to meet our obligations over the next 12 months.

     Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

Item 3.  Controls and Procedures.

a.) Our principal executive officer and our principal financial officer, who was on the Evaluation Date (as hereinafter defined) and is on the date of the filing of this quarterly report the same person, has on a date which is within ninety days of the date that we have filed this quarterly report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures and has concluded that no significant deficiencies or material weaknesses exist.

b.) There have been no significant changes in our internal controls or in any other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

     d).  Not Applicable.

     Item 3.   Defaults Upon Senior Securities.  Not Applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               Not Applicable

     Item 5.   Other Information.

     On November 19, 2002, Allan Ibbitson resigned as a director and as our principal financial officer in order to pursue other opportunities. At the time of such resignation, no disagreement existed between Mr. Ibbitson and us relating to our operations, policies or practices. We have not yet appointed a substitute director. Robert Salna will serve as our principal financial officer until such time as we engage, if ever, an alternative party to serve in such capacity.

     Item 6.   Exhibits and Reports on Form 8-K:

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

3.8       Bylaws of Slaterdome, Inc.(1)

3.9       Bylaws of Dover Petroleum Egypt I, Inc.(1)

10.1      Dover Egypt Joint Venture Agreement(1)

10.2      Dover Egypt Joint Venture Agreement Amendment(1)

10.3      Option Agreement(1)

10.4      Concession Agreement(2)

10.5      Phillips Interest Purchase Agreement(3)

10.6      Assignment and Bill of Sale under the Phillips
          Interest Purchase Agreement(3)

10.7      Subscription Agreement between the Company and Robert
          Salna (3)

10.8      Warrant in favor of Robert Salna(3)

10.9 Subscription Note executed by Robert Salna in favor of the Company(3)

10.10     Consulting Agreement Number 1 with Tinamilu Holdings(3)

10.11     Consulting Agreement Number 2 with Tinamilu Holdings(3)

21.1      List of Subsidiaries(2)

99.1      Certification(4)

________________________

(1)Filed electronically as part of the Company's Form 10-SB

(2)Filed electronically as part of the Company's Amendment One to Form 10-SB

(3)Filed electronically as part of the Company's Amendment Two to Form 10-SB

(4)Filed electronically herewith

     (b)  Reports on Form 8-K. None.

                              SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOVER PETROLEUM CORP, INC.



Date: 11/20/02                By: /s/Robert Salna
                              Robert Salna, Principal Executive Officer




Date: 11/20/02                By: /s/Robert Salna
                              Robert Salna, Principal Financial Officer