Form 10QSB/A
period 2002-09-30
DOVER PETROLEUM INC
filed 2002-12-16
CIK 1166801

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                           Amendment No. 1
                                  to
                             FORM 10-QSB

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

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (Unaudited)

                                                                                          Period
                                                  For the                                  from
                                                   Three     For the Nine    For the     Inception
                                 For the Three  Months Ended  Months Ended Nine Months   (June 14,
                                  Months Ended    September    September   Ended         2001) to
                                    September     30, 2001      30, 2002     September   September
                                    30, 2002     ----------    ----------    30, 2001     30, 2002
                                   ----------                               ----------   ----------

Revenues                                     $-           $-            $-           $-           $-

                                      ----------   ----------    ----------   ----------  ----------

Costs:

 General and administrative               109699           -        479,167           -      539,403
 expenses

 Consulting expenses                      36,270       8,333        204,649        9,333     212,982

                                      ----------   ----------    ----------   ----------  ----------

  Total Costs                            145,969       8,333        683,816        9,333     752,385

                                      ----------   ----------    ----------   ----------  ----------

Loss from Operations                   (145,969)     (8,333)      (683,816)      (9,333)   (752,385)

Other Income:

 Interest income                          16,350           -         20,794           -       20,794

                                      ----------   ----------    ----------   ----------  ----------

Net Loss                              ($129,619)    ($8,333)     ($663,022)     ($9,333)  ($731,591)

                                      ==========   ==========    ==========   ==========  ==========

Other Comprehensive Income:

 Foreign currency translation              1,662           -          1,662            -       1,662
 adjustment

                                      ----------   ----------    ----------   ----------  ----------

Comprehensive Loss                    $(127,957)    $(8,333)     $(661,360)     $(9,333)   (729,929)

                                      ==========   ==========    ==========   ==========  ==========

Earnings (Loss) per Share:

 Basic and diluted per share:              $0.00        $0.00         $0.00        $0.00       $0.00

                                      ==========   ==========    ==========   ==========  ==========

 Basic and diluted weighted           41,151,433   18,339,160    42,602,863   17,421,660  41,689,160
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






(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001.

                    DOVER PETROLEUM CORP. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                        For the
                                                                                         Period
                                                                           For the     Inception
                                                                            Nine       (June 14,
                                                          For the Nine   Months         2001) to
                                                           Months Ended  Ended       September 30,
                                                          September 30,   September  2002
                                                         2002              30, 2001    (Unaudited)
                                                            ----------    ----------   ----------

Cash Flows from Operating Activities:

 Net loss                                                      ($663,022)    ($1,000)     ($731,591)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation                                                      2,018          -

  Change in assets and liabilities net of effects from:

   Change in foreign currency translation                           1,662          -

   (Increase) decrease in prepaid expenses                      (164,772)          -       (164,772)

   Increase (Decrease) in accounts payable                        254,414          -         254,414

                                                               ----------  ----------     ----------

   Net cash used in operating activities                        (569,700)     (1,000)      (641,949)

                                                               ----------  ----------     ----------

Cash Flows from Investing Activities:

 Cash acquired in reverse acquisition                                   -           -        133,500

 Cost of acquisition of unproved mineral interest in                    -   (300,000)      (300,000)
 properties

 Oil Concessions Rights                                          (69,833)                   (69,833)

 Cost of unproved mineral interest in properties              (1,070,339)           -    (1,070,339)

                                                               ----------  ----------     ----------

  Net cash used in investing activities                       (1,140,172)   (300,000)    (1,306,672)

                                                               ----------  ----------     ----------

Cash Flows from Financing Activities:

 Proceeds of note payable                                         100,000          -         100,000

 Net proceeds from issuance of common stock                     4,715,073     179,500      4,894,573

 Proceeds (repayment) of stockholder loan                       (121,500)     121,500              -

                                                               ----------  ----------     ----------

  Net cash provided by financing activities                     4,693,573     301,000      4,994,573

                                                               ----------  ----------     ----------

Net Cash Increase                                               2,983,701          -       2,983,701

Cash and cash equivalents, beginning of period                     59,150          -          59,150

                                                               ----------  ----------     ----------

Cash and cash equivalents, end of period                       $3,042,851          -      $3,042,851

                                                               ==========  ==========     ==========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during period for:

  Interest                                                             -           -              -

                                                               ==========  ==========     ==========

 Taxes                                                                 -           -              -

                                                               ==========  ==========     ==========

Supplemental Disclosures of Noncash Financing
Activities:

 Stock issued for rights to oil concession rights                $800,000          -        $800,000

                                                               ==========  ==========     ==========

 Stock issued for subscription receivable                      $1,425,063          -      $1,425,063

                                                               ==========  ==========     ==========

Supplemental Disclosures of Noncash Investing
Activities:

 Fair value of assets acquired other than cash                         -     $605,000       $605,000

 Liabilities assumed                                                   -   ($300,000)     ($300,000)

 Common stock issued                                                   -     ($5,000)       ($5,000)

                                                               ----------  ----------     ----------

Cost of Acquisition Net of Cash Acquired                               -     $300,000       $300,000

                                                               ==========  ==========     ==========

Reserve acquisition:

 Fair value of assets acquired                                        $ -     $30,774        $30,774

 Liabilities Assumed                                                    -   (191,207)      (191,207)

 Common stock issued                                                    -      26,933         26,933

                                                               ----------  ----------     ----------

Cash Acquired                                                         $ -  ($133,500)     ($133,500)

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

On June 21, 2002 the Company purchased the rights to certain properties located in Moffat County, Colorado from Philips Petroleum ("The Seller ")

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

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement ("FASB") No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

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

Additionally FASB also issued, in June of 2001 Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143) which takes effect with fiscal years beginning after June 15, 2002. SFAS 143 standardizes the accounting and reporting for obligations associated with the retirement of tangible Long-Lived Assets.

In August 2001 FASB issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets which was effective for the Company's fiscal year which began on January 1, 2002. SFAS 144 established a single accounting model for the accounting for Long-Lived Assets to be disposed of by sale and different treatment for assets disposed of by abandonment, or other means.

During April 2002 FASB issued SFAS 145 which rescinded FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt", No. 64 "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements", and No. 44 "Accounting for Intangible Assets of Motor Carriers", amendment FASB No. 13 "Accounting for Leases" and provided for Technical corrections to various other pronouncements and is effective for financial statements issued May 15, 2002 and thereafter.

In June 2002 FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which changed the recognition of certain costs associated with exit and disposal activities which were previously recorded as liabilities as of the plan "commitment" date and effective for exit or disposal activities that are initiated after December 31, 2002 require that these costs only be recognized as a liability at the time the liability is incurred.

The Company believes that the adoption of FASB 143, 144, 145 and 146 will have no effect on the Company's operating results or financial condition.

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

5.  STOCKHOLDERS' EQUITY

Capital

During the three month ended September 30, 2002 the Company sold 1,000,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $500,000 pursuant to this stock offering. No warrants have been exercised.


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

                              DOVER PETROLEUM CORP, INC.



Date: 12/16/02                     By: /s/Robert Salna
                              Robert Salna, Principal Executive Officer




Date: 12/16/02                     By: /s/Robert Salna
                              Robert Salna, Principal Financial Officer