Form 10KSB
period 2002-12-31
DOVER PETROLEUM INC
filed 2003-12-23
CIK 1166801

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-49832

                        DOVER PETROLEUM CORP.
                   --------------------------------
            (Name of Small Business Issuer in Its Charter)


             Nevada                        91-1918322

 (State or Other Jurisdiction   (I.R.S. Employer Identification
of Incorporation or             No.)
Organization)

 10225 Yonge Street, Richmond                L4C 3B2
     Hill, Ontario, Canada

     (Address of Principal                 (Zip Code)
       Executive Offices)



                           (905) 884-6958
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class                     Name of Each Exchange
                                        On Which Registered

          None                                    Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value

                           (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues (loss) for its most recent fiscal year was ($1,090,772).

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 15, 2003 was $10,452,477.

     At December 15, 2003 there were 50,451,261 shares of the Registrant's Common Stock outstanding.

     Traditional Small Business Disclosure Format (check one):

                          YES [X]   NO [  ]


     Documents Incorporated By Reference

                                 None

                          TABLE OF CONTENTS


                               PART I.

Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Plan of Operation.

Item 7.   Financial Statements.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

Item 8A.  Controls and Procedures

                               PART III

Item 9.   Directors and Executive Officers of Registrant.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.

Item 14.  Principal Accountant Fees and Services.

Signatures

PART I.

Item 1.   Description of Business.


Background

     We were incorporated under the laws of the State of Nevada on July 9, 1998 as Coretech Industries, Ltd.

     On July 17, 2000, we amended our articles of incorporation and changed our name to At Home Holdings, Inc.

     On December 17, 1999 (the "Split Date"), pursuant to a corporate resolution of our Board of Directors dated December 17, 1999, we undertook a three for one division of our common stock (the "1999 Split").

     On September 18, 2001, we, again, amended our articles of incorporation to change our name to Dover Petroleum Corp. and to change our authorized capital to 600,000,000 shares, 500,000,000 shares of which are designated as $.001 par value common shares and 100,000,000 shares of which are designated as $.001 par value preferred shares.

     On September 21, 2001, we concluded a voluntary share exchange transaction (the "Slaterdome Share Exchange") with all of the shareholders of Slaterdome, Inc., a Florida corporation ("Slaterdome") whereupon Slaterdome became our wholly owned subsidiary. At the time we concluded the Slaterdome Share Exchange transaction, 18,350,000 shares of Slaterdome common stock was outstanding and was held by 9 shareholders (the "Slaterdome Shareholders"). Robert Salna was a Slaterdome Shareholder and owned 8,300,000 Slaterdome shares, Allan Ibbitson was a Slaterdome Shareholder and owned 500,000 Slaterdome shares and the remaining 9,550,000 Slaterdome shares were owned by unrelated third parties. On January 17, 2002, Mr. Salna and Mr. Ibbitson became members of our board of directors. Slaterdome was formed on June 14, 2001 for the purpose of acquiring the 16.6667% working and operating rights interest (the "Wyoming Asset") of Wyoming Oil & Minerals, Inc. ("Wyoming") in certain oil and gas leases, and on July 16, 2001, the asset purchase transaction between Slaterdome and Wyoming was concluded and Slaterdome acquired the Wyoming Asset.

     On March 31, 2002, we concluded a voluntary share exchange transaction (the "Dover Egypt Exchange") with all of the shareholders of Dover Petroleum Egypt I, Inc., a Florida corporation ("Dover Egypt") whereupon Dover Egypt became our wholly owned subsidiary. At the time we concluded the Dover Egypt Share Exchange transaction, 1,600,000 shares of Dover Egypt common stock was outstanding and was held by 3 shareholders (the "Dover Egypt

Shareholders"). Robert Salna was a Dover Egypt Shareholder and owned 1,000,000 Dover Egypt shares, Allan Ibbitson was a Dover Egypt Shareholder and owned 500,000 Dover Egypt shares and Edward H. Gilbert, our legal counsel, owned 100,000 Dover Egypt shares. Dover Egypt was formed on August 2, 2001 for the purpose of becoming the owner by virtue of a joint venture agreement (the "Dover Egypt Joint Venture Agreement") of 50% of the partnership interests of Dover Petroleum Egypt Joint Venture ("Dover Egypt Joint Venture"). The remaining 50% of the interests of the Dover Egypt Joint Venture are owned by the following parties in the percentage amounts indicated:
(i)Robert Salna, 15%; (ii) Ghareeb M Awad, 23.75%; (iii) 954502 Alberta Ltd. ("Alberta, Ltd."), 6.25%; and (iv) Brokton International, Ltd., 5%.

     Dover Egypt Joint Venture, pursuant to an option agreement (the "Option Agreement"), has the right to acquire the interest of Dover Investments Limited ("Optionor") in a certain Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Optionor, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation dated April 23, 2001. The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area of the Gulf of Suez (the "Area"). Robert Salna owns and controls the Optionor and, Robert Salna, individually, owns a 15% interest in the Dover Egypt Joint Venture.

     During the time that we operated as a development stage company under the name of Coretech our business purpose was to establish a franchise system of yacht brokerage businesses. Our efforts to establish the franchise system of yacht brokerage business was not successful.

     During the time that we operated as a development stage company under the name of At Home Holdings, our business purpose was to deliver fresh and frozen prepared meals, meal components and related products and services to customers in selected cities in the United States and in Canada who placed orders online, by telephone or telefax. Our efforts to establish our meal, meal components and related products and services delivery business was not successful.

     Our business efforts are now centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, and, as a result of our change in business direction, we acquired Slaterdome and Dover Egypt and changed our name to Dover
Petroleum.   Notwithstanding our acquisition of Slaterdome and Dover
Egypt, as further described hereafter, as of the date hereof, there are no active business operations on any of the properties in which either Slaterdome or Dover Egypt has an interest.


Our Business

     Slaterdome is the owner of the Wyoming Asset. The Wyoming Asset consisted of a 16.6667% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado (the "Leases"). Approximately 50% of the remaining 83.33% of such working and operating rights interests in the Leases were owned by Phillips Petroleum Company and the remaining approximately 33.33% of such working and operating rights interests in the Leases were owned by Skyline Resources, Inc. The working and operating rights interest is limited to a depth of fifty feet below the base of the Mesa Verde formation and was subject to the terms and conditions of various agreements, including but not limited to an exploration agreement between Energy Investments, Inc. and Skyline Resources, Inc. ("Skyline") and an operating agreement in favor of Phillips Petroleum Company (the "Operating Agreement"). Likewise, such interest is proportionately subject to all burdens, restrictions, exceptions, charges agreements and other matters existing of record, and Slaterdome is required to pay its pro-rata share of all amounts due and payable under the leases, including but not limited to royalty and production payments.

     In connection with the acquisition of the Wyoming Asset, Slaterdome agreed to pay delinquent payments due from Wyoming to Phillips Petroleum under the Operating Agreement in the amount of approximately $519,000. At the time of the acquisition of the Wyoming Asset, Slaterdome believed that pursuant to the Operating Agreement, development by Phillips under certain of the Leases which are the subject of the Operating Agreement was imminent. That belief was erroneous, since shortly after the acquisition of the Wyoming Asset, Slaterdome learned that development would be delayed or cancelled as a result of certain decisions that were solely within the control of Phillips Petroleum under the Operating Agreement. Phillips then determined that it was not interested in continuing as the operator under the Operating Agreement and that Phillips wished to dispose of its working and operating rights interest in the Leases. As a result, after payment of approximately $219,000, Slaterdome withheld payment of the balance due to Phillips of approximately $300,000 pending resolution of disputes between Phillips, Wyoming and Slaterdome. Phillips Petroleum did not agree with the position taken by Slaterdome and instituted legal proceedings against Wyoming and Wyoming, then, instituted legal proceedings against Slaterdome (collectively, the "Phillips Litigation"). Essentially, the Phillips Litigation involved a demand by Phillips for payment of approximately $360,000 and requested foreclosure of a lien provided to Phillips under the Operating Agreement against the Wyoming Asset.

     On April 19, 2002, Wyoming, Phillips and Slaterdome entered into a settlement and mutual release agreement (the "Settlement Agreement"). Phillips accepted payment of $300,000 for any and all amounts outstanding up to and including January 1, 2002 and Slaterdome agreed to pay any amounts attributable to it under the Operating Agreement as same becomes due. Since no substantive activity under the Operating Agreement has occurred since the January 1, 2002, Slaterdome does not anticipate any significant additional payment obligations to Phillips Petroleum. Likewise, Slaterdome does not anticipate any additional payment obligation in connection with the Wyoming Asset until after a new operating party has been engaged and further development activity commences. Based upon the Settlement Agreement, the Phillips Litigation was dismissed
with prejudice by Phillips and Wyoming.   As a result of the
foregoing circumstances, we are unable to determine what value the Wyoming Asset will have to us.

     On May 2, 2002, Phillips notified Slaterdome of its intent to sell all of its interest in the Leases to Infinity Oil & Gas of Wyoming, Inc. (a party unrelated to us, and to the best of our knowledge unrelated to Skyline and Phillips), and, in accordance with the Operating Agreement provided Slaterdome and Skyline with a proportionate right of first refusal to acquire the interest of Phillips in the Leases. Slaterdome and Skyline Resources, thereafter, negotiated with Phillips to acquire the working and operating rights interest of Phillips. The negotiations resulted in the execution by Slaterdome and Skyline of an Agreement of Purchase and Sale (the "Phillips Interest Purchase Agreement"). Under the Phillips Interest Purchase Agreement Slaterdome agreed to purchase 33.3334% of (i) Phillips interest in the Leases; (ii) all permits, licenses and similar rights relating to the operations conducted on the Leases; (iii) any contracts or agreements assignable pertaining to operations conducted on the Leases; and (iv) the well, equipment and personal property located on the Leases (the foregoing items hereinafter collectively referred to as the "Phillips Assets") for $19,833.37 and Skyline agreed to purchase the remaining 66.6666% of the Phillips Assets for $39,666.63. The transaction contemplated under the Phillips Interest Purchase Agreement concluded on September 12, 2002, and Phillips provided an Assignment and Bill of Sale to Slaterdome and Skyline transferring to Slaterdome and Skyline, the respective interest in the Phillips Assets that each of Slaterdome and Skyline were to acquire under the Phillips Interest Purchase Agreement. As a result of the foregoing, the Wyoming Asset now includes 33.3334% of the Phillips Assets, and we, therefore, own 33.3334% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets and Skyline owned 66.6666% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets.

     Thereafter, Skyline conveyed 36.6666% of its 66.6666% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets to Cedar Ridge, LLC. ("Cedar Ridge"). Slaterdome, Skyline and Cedar Ridge have agreed that Cedar Ridge will serve as operator under the Leases. Accordingly, Slaterdome, Skyline and Cedar Ridge executed an operating agreement (the "Cedar Ridge Operating Agreement") with an effective date of February 28, 2003. Pursuant to the Cedar Ridge Operating Agreement, in May, 2003 Cedar Ridge submitted a work proposal to Slaterdome and Skyline, which proposal was approved by Slaterdome and Skyline and, thereupon, Slaterdome paid 33.3334% of the work proposal costs in the amount of $472,065 to Cedar Ridge. Cedar Ridge has commenced drilling activities in accordance with the work proposal and, Slaterdome anticipates that results of such drilling activities will be available during the last quarter of 2003.

     As indicated above we own 33.3334% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets and Skyline owns 30.0% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets and Cedar Ridge owns 36.6666% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets. We expect that we will have the obligation to absorb 33.3334% of all burdens, restrictions, exceptions, charges agreements, other matters existing of record and all amounts due and payable under the Leases, including but not limited to royalty and production payments.

     During July, 2002 and January, 2003 we supplemented the Wyoming Asset through the purchase of additional working and operating interests in oil and gas leases located in Carbon County, Wyoming in close proximity to certain other properties that included in the Wyoming Asset (the "Acquired Vintage Asset"). On July 15, 2002, Slaterdome entered into an agreement (the "Vintage Lease") with Energy Investments, Inc., acting as broker for Vintage Petroleum, Inc. ("Vintage"), to acquire all of the working interest and operating rights and to assume all of the obligations, of Vintage with respect to the Acquired Vintage Asset, and on July 23, 2002, Vintage assigned, and Slaterdome accepted, all such interests, rights and obligations. On January 6, 2003, Slaterdome entered into an agreement (the "White Rock Lease") with White Rock Partners, L.L.C. ("White Rock"), to acquire a 25% working interest in certain oil and gas leases located in Carbon County, Wyoming in close proximity to certain other properties included in the Wyoming Asset (the "Acquired White Rock Property"), and on January 28, 2003, White Rock assigned, subject to certain non-material reservations, and Slaterdome accepted, such interest, rights and obligations.

     Under the Vintage Lease we have the obligation to absorb all burdens, restrictions, exceptions, charges agreements, other matters existing of record and all amounts due and payable in connection with the use and operation of the Acquired Vintage Property. Under the White Rock Lease we have the obligation to absorb Slaterdome's pro rata interest in the burdens, restrictions, exceptions, charges agreements, other matters existing of record and amounts due and payable in connection with the use and operation of the Acquired White Rock Property. We have not yet determined what action, if any, will be taken to develop the Acquired Vintage Property covered by the Vintage Lease or the Acquired White Rock Property covered by the White Rock Lease. No assurance can be provided that Slaterdome will undertake any activities, drilling or otherwise, on the Acquired Vintage Property or the Acquired White Rock Property. We are, currently, uncertain as to the amount, if any, of gas reserves that may exist on the Vintage Acquired Property or the White Rock Acquired Property.

     Other than as described above, as of the date hereof, there are no other active business operations under any of the Leases that encompass the Wyoming Asset and we are not certain when or if any such business operations may commence.

     Dover Egypt owns 50% of the partnership interests in Dover Egypt Joint Venture pursuant to the Dover Egypt Joint Venture Agreement. Pursuant to our recent acquisition of Alberta Ltd., as such acquisition is described hereinafter, we own 6.25% of the partnership interests in Dover Egypt Joint Venture pursuant to the Dover Egypt Joint Venture Agreement. Dover Egypt Joint Venture pursuant to the Option Agreement has the right to acquire the interest of the Optionor in the Concession Agreement. The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area.

     As of the date hereof, there have been two exploration drilling projects in East Wadi Araba Area (EWA 2X and EWA 1X), the results of which are described hereinafter. As of the date hereof, there are no active oil production operations on any portion of the East Wadi Araba Area covered under the Consession Agreement.

     Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt is required to invest the $4,000,000 mandated under the Concession Agreement for the drilling of two exploration wells in the Area. This obligation serves as the consideration for the acquisition by Dover Egypt of its interest in the Dover Egypt Joint Venture, and accordingly, none of the other parties owning the partnership interests in Dover Egypt Joint Venture are required to contribute to the payment of the initial $4,000,000 investment by Dover Egypt. Subsequent to the initial $4,000,000 investment by Dover Egypt, each and every of the parties owning the partnership interests in the Dover Egypt Joint Venture are required to make pro rata contributions to the capital of the Dover Egypt Joint Venture to the extent that such additional capital is required as a result of its obligations under the Option Agreement or the Concession Agreement. To the extent that any party owning a partnership interest in the Dover Egypt Joint Venture fails or refuses to make any such required pro rata contribution, such party will be subject to the rights and remedies provided as a part of the Dover Egypt Joint Venture Agreement, which might result in the loss of such party's interest in the Dover Egypt Joint Venture. The Concession Agreement mandates the expenditure of the $4,000,000 within 3 years from the date of advertisement of the passage of the Concession Agreement into Egyptian law. The Concession Agreement was passed into law on June 18, 2002 and the advertising thereof occurred on July 18, 2002. Accordingly, under the Concession Agreement, the total $4,000,000 expenditure must be undertaken by approximately July, 18, 2005. As of approximately August 30, 2003, Dover Egypt Joint Venture has expended an aggregate of $5.2 million, thereby meeting and exceeding the minimum $4 million expenditure obligation.
 Of the $4 million minimum commitment, $3.4 million was provided by Dover Egypt to the Dover Egypt Joint Venture during 2002 and $600,000 was provided during February 2003. To date, Dover Egypt Joint Venture has expended $5.2 million in connection with the Concession Agreement, $4.0 of which was provided to the Dover Egypt Joint Venture by Dover Egypt (our subsidiary) pursuant to the minimum commitment obligation and $1.2 million of which was advanced by Robert Salna (one of our directors, our chief operating officer and our chief financial officer) to the Dover Egypt Joint Venture on behalf of the Dover Egypt Joint Venture partners. Pursuant to the Dover Egypt Joint Venture Agreement each of the partners of the Dover Egypt Joint Venture is responsible for such partners pro rata share of the $1.2 million advanced to the Dover Egypt Joint Venture by Robert Salna. As a result, Dover Egypt (our subsidiary) is responsible to reimburse 56.25% ($675,000) of the amounts advanced by Robert Salna to the Dover Egypt Joint Venture. As further described hereinafter, Mr. Salna has agreed to accept certain of our securities in full payment of the outstanding obligation due to us.

     We have concluded certain offerings of our securities (see, Item 5 of Part II, Recent Sales of Unregistered Securities).

     In connection with such offerings, we sold 13,300,000 Units (as hereinafter described) and received aggregate offering proceeds in cash of $4,369,900 and the Salna Subscription Note (as hereinafter described)in the amount of $2,280,100. Each Unit included in such offerings consisted of one share of our common stock and one warrant (an aggregate of 13,300,000 of such warrants) to purchase one share of our common stock and was sold at a price of fifty cents per Unit.
 Each warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times. 13,000,000 of such warrants expired on January 31, 2003 without any execution thereof by any holder, and 300,000 of such warrants expire on December 31, 2003. As of the date hereof, there has been no exercise of any of the unexpired warrants.

     As part of the sale of the 13,300,000 Units described above, Robert Salna, one of our directors, our chief executive officer and our chief financial officer executed a subscription agreement (the "Salna Subscription Agreement") in connection with the purchase 4,560,200 Units in exchange for a promissory note (the "Salna Subscription Note"). Under the Salna Subscription Note, the principal balance outstanding was, initially, to be paid by Mr. Salna to us in eight (8) equal monthly installments (each, an "Installment") of principal in the amount of $285,012.50, along with accrued interest at the rate of four percent (4%) per annum on the then outstanding principal balance, with the first of such Installments being due on August 16, 2002 and with the remaining Installments being due monthly thereafter on the 16th day of each subsequent month until March 16, 2003. Mr. Salna made five Installments, totaling $1,425,062.50, between August 2002 and January 2003. Effective January, 2003, we and Mr. Salna agreed, in part due to Mr. Salna's having advanced sums due from Dover Egypt in connection with the Dover Egypt Joint Venture, to modify the Salna Subscription Note to eliminate the accrual of interest and to permit payment of the balance due thereunder in such increments as determined appropriate by Mr. Salna, provided that the entire unpaid balance due under the Salna Subscription Note was paid not later than August 31, 2003. Mr. Salna funded the remaining balance due under the Salna Subscription Note in the amount of $855,037.50 between February and June 2003, at which time the Salna Subscription Note was paid in full and cancelled. In accordance with the terms of the Salna Subscription Note and the Salna Subscription Agreement, we are obligated to, and we have issued 4,560,200 shares of our common stock to Mr. Salna. Notwithstanding our obligation under the Salna Subscription Note and the Salna Subscription Agreement to issue 4,560,200 warrants to Mr. Salna, since such warrant expired in January 2003, we and Mr. Salna have agreed that we are under no obligation to issue same.

     In connection with the amounts due from Dover Petroleum to Mr. Salna, as well as, any additional amounts advanced by Mr. Salna on our behalf through December 31, 2003, we and Mr. Salna have agreed to satisfy the repayment of such amounts in exchange for one share of our common stock for each ten cents of the amounts due from us to Mr. Salna. We, therefore, expect to issue up to 6,750,000 shares of our common stock to Mr. Salna.

     The Dover Egypt Joint Venture Agreement amended, restated and superseded a preliminary joint venture agreement dated May 28, 2001 (the "Prior Joint Venture Agreement"). Mr. Awad the owner of twenty three and seventy five one hundredths percent of the interests under the Prior Joint Venture Agreement (the "Minority Parties") has not executed the Dover Egypt Joint Venture Agreement and may not do so in the future. We are not certain as to the reasons why Mr. Awad is unwilling to execute the Dover Egypt Joint Venture Agreement, but we believe it is due, in part, to certain reservations about the manner in which the joint venture operating procedures are detailed in the Dover Egypt Joint Venture Agreement. The Prior Joint Venture Agreement is a two page document that, Dover Egypt believes, was a preliminary agreement created to outline the major economic points agreed upon by the parties. Dover Egypt further believes that it was anticipated by all such parties that a substitute agreement would be required in order to properly deal with all of the operational and legal issues associated with the business of the Dover Egypt Joint Venture. We do not believe that the economic terms included as part of the Dover Egypt Joint Venture Agreement differ materially from the terms included as part of the Prior Joint Venture Agreement. The Dover Egypt Joint Venture Agreement does, however, include many other provisions dealing with, among other things, operational procedures, additional capital contribution requirements, loans to the joint venture, responsibilities of the joint venture parties, rights of first refusal among the joint venture parties, termination, withdrawal of the joint venture parties, and sale or transfer of the interests of the joint venture parties. The owners of the remaining seventy six and twenty five one hundredths percent of the interests under the Prior Joint Venture Agreement (the "Majority Parties") have executed the Dover Egypt Joint Venture Agreement, along with an addendum thereto (the "Addendum"). The Addendum essentially provides that until such time as the Mr. Awad executes the Dover Egypt Joint Venture Agreement, the Majority Parties shall for all purposes under the Dover Egypt Joint Venture Agreement treat Mr. Awad as if he had executed the Dover Egypt Joint Venture Agreement. However, no assurance can be provided that Mr. Awad will be satisfied with the arrangements undertaken by the Majority Parties as to Dover Egypt Joint Venture or that Mr. Awad will not seek to enforce the Prior

Joint Venture Agreement. If any such actions were undertaken by Mr. Awad, we would be required to defend same and pay the cost thereof, and we can not be certain that any determination made as a result of such action would confirm our opinion that there is no material difference between the economic terms of the Prior Joint Venture Agreement and the Dover Egypt Joint Venture Agreement. Likewise, if we were not successful in the defense of such matters, our business might be seriously impaired.

     Dover Egypt engaged in negotiations with John Riva in an effort to acquire the interest owned by John Riva in the Dover Egypt Joint Venture. As a result of such negotiations, Dover Egypt learned that Mr. Riva had transferred such interest to Alberta Ltd., an Alberta, Canada corporation owned exclusively by Mr. Riva. Dover Egypt advised Mr. Riva that it did not believe that Mr. Riva was authorized by Dover Egypt Joint Venture to transfer such interest. In any event, the negotiations between Dover Egypt and Mr. Riva resulted in the execution of an agreement between us and Alberta, Ltd. and John Riva whereby we agreed to acquire all of the issued and outstanding stock of Alberta Ltd. owned by Mr. Riva in exchange for Cdn$100,000 and 100,000 shares of our common stock. The transaction contemplated by such agreement was concluded by us on October 18, 2002 and Alberta Ltd. became our wholly owned subsidiary. We expect to transfer the 6.25% interest in the Dover Egypt Joint Venture owned by Alberta Ltd. to Dover Egypt and thereafter to dissolve Alberta Ltd. We are in the process of seeking legal and tax advice as to the advisability of undertaking such a transfer and dissolution and we can provide no assurance that such a transfer and dissolution will be so undertaken.

     Seismic and oil migration studies undertaken on behalf of Dover Egypt Joint Venture indicated 14 promising seismic targets in the East Wadi Araba area. Dover Egypt has, also, on behalf of Dover Egypt Joint Venture completed a seabed survey of the first two drill targets at a cost of $127,000. Such survey verified the founding strength of the sea floor, showing the integrity to support the stabilizing tripod of a drill rig. We are advised that substantially all drilling in the Area is undertaken by one of three major Egyptian drilling companies and that such drilling activities are coordinated by the Egyptian General Petroleum Corporation. We contracted with the Egyptian Drilling Company for the use of the Senusret Rig for such drilling.


     Dover Egypt Joint Venture commenced the drilling of its first well (EWA-2X) during December 2002 using the Senusret Rig. EWA-2X is located in the southwestern corner of the East Wadi Araba Area covered by the Concession Agreement. Drilling occurred to a depth of 5200 feet, which included the Belayim Formation zone and Thebes Formation zone. Further drilling to reach the lower Matullah Formation and Nubia Formation zones was not possible due to drilling problems. Electric logging indicated two hydrocarbon columns with thicknesses of 77 and 92 feet, respectively. Both oil zones were drill stem tested with nitrogen lift assistance, but failed to flow oil.

     Analysis of the drill stem testing results for EWA-2X show that the only fluids that flowed during testing were mud filtrate and sea water used for drilling. No formation water ever flowed to the surface, a significant indication of possible moveable oil in the Kareem and Thebes zones. Dover Egypt Joint Venture engaged Schlumberger Limited, a leading oilfield services company, and other consultants to produce independent well evaluation reports of EWA-2X to address the probability that oil reserves exist in 2X and whether such reserves might be commercial. Schlumberger's detailed analysis concludes that there is a probability that an estimated 220 million reservoir barrels of oil are in place in the Belayim and Thebes Zones in EWA-2X. Schlumberger was unable to provide confirmation that the oil in EWA-2X is moveable and commercial, but suggested that the electrical resistance results of the electric logging tests undertaken could indicate the possibility of moveable oil.

     Dover Egypt Joint Venture engaged the Egyptian Petroleum Research Institute, an independent technical lab, to test crude oil samples obtained from ditch samples retained from the drilling of EWA-2X. The testing yielded API (American Petroleum Institute) gravity measurements which measure oil densities. The testing yielded API measurements ranging from 35-38 in the upper zones to as low as 17-19 in the middle zones of EWA-2X. Generally, light oils have high API gravities of above 35 degrees and are commercially viable, commanding premium pricing in the oil market and heavy oils have API gravities below 25 and command lower prices, depending upon the API. The API measurements in EWA-2X from the crude samples appear to be of a commercial grade with varying API measurements.

     NOTWITHSTANDING THE RESULTS OF THE SCHLUMBERGER REPORT OR THE API TESTING RESULTS PROVIDED BY THE EGYPTIAN PETROLEUM RESEARCH INSTITUTE, WE CAN PROVIDE NO ASSURANCE, AND NO PARTY READING THIS REPORT SHOULD ASSUME, THAT ANY OIL RESERVES EXIST OR THAT IF THEY DO EXIST THAT THEY ARE COMMERCIALLY VIABILITY.

     In order to better quantify the nature and extent of any oil reserves within EWA-2X, Dover Petroleum Joint Venture is seeking to conduct a drill stem test, and is working with the Egyptian General Petroleum Corporation (EGPC), a party to the Concession Agreement, to obtain a drill slot for the Senusret Rig or another equivalent rig to drill a step-out well beside EWA-2X to ascertain commercial oil reserves and to permit the evaluation of potential production levels. In addition, Dover Egypt Joint Venture anticipates drilling EWA-2X to the lower Matullah and Nubia zones in order to test such zones. Substantial additional capital will be required to undertake additional drilling, including but not limited to the step-out well, and to the extent that commercial oil is located, additional substantial amounts of capital will be required in order to bring such oil into production. Accordingly, no assurance can be provided that such capital will be available to Dover Egypt Joint Venture, either from third party sources or from its partners. There can, therefore, be no assurance that any additional drilling of EWA-2X will occur.

     Offshore drilling on the target EWA-3X is expected to begin by December 16, 2003. The EWA-3X is the step out well expected to be drilled adjacent to the EWA-2X for the purpose of confirming the significant oil indications observed in the EWA-2X well within the Kareem and Thebes dolomitic limestone reservoirs. The EWA-3X well is expected to be drilled to a depth necessary to test the lower Matullah and Nubia sandstone reservoirs, which were a primary target left untested in the EWA-2X well. We anticipate that the EWA-3X well will spud immediately upon completion of set up of the Trans Ocean Mercury jack-up rig which is being released to Dover by BP (Gupco). Weather permitting, we expect that the rig will commence tow to the EWA-3X site in the Gulf of Suez which is expected to take 12 hours, and thereafter begin the drilling processes.

     Dover Egypt Joint Venture commenced the drilling of its second well (EWA-1X) during January 2003 using the Senusret Rig. EWA-1X is located in the northern corner of the East Wadi Araba Area covered by the Concession Agreement. Drilling occurred to a depth of 5000 feet. Electric logging of EWA-1X yielded an oil column of 100 feet in thickness, but text results indicated that such oil was likely immoveable heavy oil not of commercial quality. Accordingly, EWA-1X is unlikely to have commercially viable oil reserves.

     THERE CAN BE NO ASSURANCE THAT ANY OF THE DRILLING ACTIVITY DESCRIBED ABOVE WILL COMMENCE, OR IF COMMENCED, THAT IT WILL BE SUCCESSFUL. MOREOVER, NO ASSURANCE CAN BE PROVIDED, AND NO PARTY READING THIS REPORT SHOULD ASSUME, ANY DEGREE OF POTENTIAL FOR, OR THE NATURE OR EXTENT OF, ANY OIL DISCOVERY WITHIN THE AREA OR, IF ANY SUCH DISCOVERY WERE TO OCCUR, WHETHER SUCH DISCOVERY WILL BE COMMERCIALLY VIABLE.

     Notwithstanding our acquisition of Slaterdome and Dover Egypt, as described above, as of the date hereof and other than as specifically described herein, there are no active business operations on any of the properties in which Slaterdome or Dover Egypt has an interest. We are seeking to acquire additional oil and gas interests throughout the world and, we hope to engage in exploration and production of oil and natural gas. Since we are just commencing our exploration activities, and have no ability to determine whether such activities will prove successful we are unable to identify the nature or extent of our principal products or their markets, the manner in which we may undertake distribution of our products or the nature or extent of any customers that may acquire our products.

Competition

     There is intense competition within the oil and natural gas industries as to virtually all aspects of the oil and natural gas business, and we anticipate that substantially all of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do.

     The oil and natural gas industries are particularly subject to regulation and intervention by governments throughout the world in such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation or cancellation of contract rights.


Employees

     Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. At the present time, Mr. Salna spends approximately 30 hours each week on our business and we believe that Mr. McKechnie spends less than 5 hours each month on our business. We do not currently have any employment agreement with any of our executive officers, but we may conclude such agreements in the future. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 361-9326. We do not pay rent for the use of the Florida location. Our operating offices are located at 10225 Yonge Street, Richmond Hill, Ontario L4C 3B2 Canada. Currently, these facilities are provided to us by Robert Salna, one of our directors and our chief executive officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy.

     Our only other properties consists of the Wyoming Asset and our rights under the Dover Egypt Joint Venture Agreement and the Option Agreement as to the Concession Agreement.

     Until a determination is made as to how we will proceed in connection with the Wyoming Assets, if at all, we are unable to reliably determine the nature or extent of the Wyoming Asset, including but not limited to the value, if any, thereof.

     The Concession Agreement gives the Dover Investments Limited (the "Optionor") the exclusive concession for the exploration of petroleum and natural gas in and throughout the East Wadi Araba Area (the "Area"). The Area is located in the Gulf of Suez, covers 393 square kilometers and is part of the sovereign territory of the Arab Republic of Egypt. The concession granted under the Concession Agreement was previously owned by a multinational oil company, but was relinquished to the Arab Republic of Egypt in at various times pursuant to the concession agreement between that oil company and the Arab Republic of Egypt. The Egyptian General Petroleum Corporation has indicated to us that certain amounts were expended by British Gas on seismic work within the Area. We believe this information to be reliable as the Egyptian General Petroleum Corporation had a prior business relationship with British Gas. This seismic work is 2 dimensional and, after the review thereof by Dover Egypt Joint Venture, Dover Egypt Joint Venture has identified 10-priority drill targets. There can be no assurance that Dover Egypt Joint Venture will be commence any additional drilling or continue any drilling activity describe herein or if such drilling activity is commenced that it will be successful or that any recoverable reserves will be located.

     The Concession Agreement was awarded by the Government of Egypt based upon a competitive bidding process. It is a production sharing contract and obligates the concession holder to carry out an exploration program over a specific time period and to spend a minimum amount to fulfil work obligations and develop any economic discoveries within the area. If production is established, the concession holder can recover exploration and development expenditures out of the oil production, with the remaining revenues divided in accordance with the terms of the Concession Agreement.

     The Area

     The largest five fields within the Gulf of Suez Sedimentary Rift Basin have produced close to five billion barrels of oil since 1957. The sediments in the main deposit centers are widely distributed at levels of different geological times featuring favorable petro-physical characteristics. Dover Egypt Joint Venture has no entitlement whatsoever in connection with any described producing property and the proximity of the area that is the subject of the Concession Agreement to any producing field can not be relied upon as assuring Dover Egypt Joint Venture of any economic recovery whatsoever.

     The geologic sequence can be divided into two distinct stratigraphic and structural units: The Pre-rifting (Pre-Miocene) system and the Rifting (Miocene) system. The reservoirs in the Area with the most potential are the Belayim, Kareem, Rudies and Nubia formations. The Warda (Zaafarana) Oil Field is located on the northern border of the Area. The Warda Field is producing oil from seven separate intervals in the Belayim, Kareem and Rudies formations. The Warda Field comprises 9 wells and production had reached 22,000 barrels per day of 24-29 API oil. Dover Egypt Joint Venture has no entitlement whatsoever in connect with any described producing property within the Warda Field and the proximity of the area that is the subject of the Concession Agreement to the Warda Field can not be relied upon as assuring Dover Egypt Joint Venture of any economic recovery whatsoever.

     The Concession Agreement. The Concession Agreement was passed into Egyptian law on June 18, 2002 and the advertising thereof occurred on approximately July 18, 2002. Time periods under the Concession Agreement begin to run from the date of advertisement of the passage of the Concession Agreement into Egyptian law. The following is a general description of significant provisions of the Concession Agreement:

AREA COVERED:               393 Square
                            Kilometers

EXPLORATION PERIODS:        Three (3 years, 2 years, 2
                            years)

First Exploration Period
(3 years):

  Financial Commitments:    $4,000,000 including a $300,000

                            signature bonus

  Work Commitments:         Drill 2 wells

  Relinquishments(1):       25% of Original
                            Area

Second Exploration Phase
(2 years):

  Financial Commitments:    $4,000,000

  Work Commitments:         Drill 2 wells

  Relinquishments(1):       25% of Original
                            Area

Third Exploration Phase (2
years):

  Financial Commitments:    $4,500,000

  Work Commitments:         Drill 2 wells

  Relinquishments(1):       Remainder of Undeveloped
                            Block

DEVELOPMENT PERIOD:         20 Years (may be extended to a

                            maximum of 35
                            Years)

PRODUCTION SHARING:                EGPC          Dover Egypt
                                                Joint Venture

  Up to  25,000 BOPD or            75%               25%
  Gas Equiv.

  More Than 25,000 BOPD or         80%               20%
  Gas Equiv.

COST RECOVERY:              30% of top line oil revenues is allocated
                                                        toward cost recovery.  Operating costs are
                                                        recovered quarterly in the same year.
                                                        Exploration and development capital is
                                                        recovered on a four-year amortization
                                                        schedule.  After all costs are recovered for
                                                        the period, excess cost recovery pool is
                                                        allocated 75% to the Egyptian General
                                                        Petroleum Corporation and 25% to
                                                        concession holder.

PRODUCTION BONUSES:         $2,000,000 at a production rate of
                            25,000 BOPD; $4,000,000 at a
                            production rate of 50,000
                            BOPD.


(1) Relinquishments are the undeveloped portions of the Area that are required to be returned to the Arab Republic of Egypt pursuant to the Concession Agreement.

     Dover Egypt Joint Venture drilled its first two target wells
(EWA-2X AND EWA-1X)and the results thereof are described above as part of the discussion captioned "Our Business".

Definitions. The following is the exact text of Rule 4-10(a) of Regulation S-X and may be useful to the public.

(a) Definitions. The following definitions apply to the terms listed below as they are used in this section:

     (1) Oil and gas producing activities.

          (i) Such activities include:

               (A) The search for crude oil, including condensate and natural gas liquids, or natural gas ("oil and gas") in their natural states and original locations.

               (B) The acquisition of property rights or properties for the purpose of further exploration and/or for the purpose of removing the oil or gas from existing reservoirs on those properties.

               (C) The construction, drilling and production activities necessary to retrieve oil and gas from its natural reservoirs, and the acquisition, construction, installation, and maintenance of field gathering and storage systems including lifting the oil and gas to the surface and gathering, treating, field processing (as in the case of processing gas to extract liquid hydrocarbons) and field storage. For purposes of this section, the oil and gas production function shall normally be regarded as terminating at the outlet valve on the lease or field storage tank; if unusual physical or operational circumstances exist, it may be appropriate to regard the production functions as terminating at the first point at which oil, gas, or gas liquids are delivered to a main pipeline, a common carrier, a refinery, or a marine terminal.

          (ii) Oil and gas producing activities do not include:

               (A) The transporting, refining and marketing of oil and gas.

               (B) Activities relating to the production of natural resources other than oil and gas.

               (C) The production of geothermal steam or the extraction of hydrocarbons as a by-product of the production of geothermal steam or associated geothermal resources as defined in the Geothermal Steam Act of 1970.

               (D) The extraction of hydrocarbons from shale, tar sands, or coal.

     (2) Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

          (i) Reservoirs are considered proved if economic productivity is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes
(A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

          (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

          (iii) Estimates of proved reserves do not include the following:

               (A) oil that may become available from known

reservoirs but is classified separately as "indicated additional reserves";

               (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

               (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

               (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

     (3) Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     (4) Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques Leave been proved effective by actual tests in the area and in the same reservoir.

     Glossary of Additional Geological Terms. The following additional terms are not part of Rule 4-10(a) of Regulation S-X and may be useful to the public:

     Barrel: Equal to 42 U.S. gallons.

     Cretaceous: The final period of the Mesozoic era (after the Jurassic) thought to have covered the span of time between 135 and 65 million years ago.

     Jurassic: The second period of the Mesozoic era (before the Cretaceous) thought to have covered the span of time between 190 and 135 million years ago.

     License: Formal or legal permission to explore for oil and gas in a specified area.

     Sandstones: A medium grained rock composed dominantly of sand sized grains held together by a fine-grained material of cementing agent.

     Sedimentary rock: A rock resulting from the consolidation of loose sediment that has accumulated in layers.

     Sediments: Solid fragmental materials that originates from the weathering of rocks and is transported or deposited by air, water, or ice and that forms in layers on the earth's surface in a loose unconsolidated form; e.g., sand and gravel.

     Shales: A fine-grained rock formed by the consolidation of clay, silt, or mud.

     Siltstones: A fine-grained rock composed predominantly of silt sized grains held together by a fine grained material or cementing agent.

Item 3.   Legal Proceedings.

     Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and our subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the "Plaintiffs") against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Slaterdome has filed a motion to dismiss the legal proceedings on the grounds that not all necessary parties have been included as a part thereof. The motion has been withdrawn and we and Plaintiffs are presently engaged in settlement negotiations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     We have been advised by Robert Salna that he has recently obtained consents signed by stockholders holding a majority of our voting power (the "Shareholder Consents") which Shareholder Consents were solicited by Salna for the election of four directors and certain other actions. In utilizing the Shareholder Consents for the taking of corporate action, Robert Salna relied on the provisions of Nevada Revised Statutes Section 78.320 2., which provides, as herein relevant, that unless otherwise provided in the articles of incorporation or the bylaws, any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if, before or after the action, a written consent thereto is signed by stockholders holding at least a majority of the voting power.

     Robert Salna has advised us that the solicitation was made solely on his individual behalf and not on our behalf.

     Since our common stock is registered under Section 12 of the Securities Act of 1934, the solicitation of the Shareholder Consents was subject to certain rules and regulations of the Securities and Exchange Commission, which rules required that certain written materials were to be provided to each person solicited and that those materials be timely filed with the SEC, neither of which occurred.

     As a result of the receipt of the Shareholder Consents by Robert Salna in compliance with the provisions of Nevada corporate law and the opinion of counsel to us, on December 15, 2003, Messrs. Salna, Kilambi, Nuttall and Ymar were elected as Directors. The election of Messrs. Salna, Kilambi, Nuttall and Ymar constituted a change of control of the Company.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our Common Stock is currently traded through the Pink Sheets
LLC (the "Pink Sheets") under the symbol "DVPC".

     Limited trading of our Common Stock has occurred over the past several years.

     The following table set forth below lists the range of high and low bids for our Common Stock for each fiscal quarter for the last two fiscal years as reported by the Pink Sheets. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         Bids for Common Stock as Reported by the Pink Sheets

Period Ended December 31, 2001           High           Low

First Quarter                                $0.25          $0.15

Second Quarter                               $0.50          $0.50

Third Quarter                                $0.42          $0.40

Fourth Quarter                               $0.47          $0.47

Period Ended December 31, 2002

First Quarter                                $1.95          $1.87

Second Quarter                               $1.14          $1.07

Third Quarter                                $0.83          $0.72

Fourth Quarter                               $1.26          $0.94

     As of December 15, 2003, the average of the closing bid and asked price for our Common Stock as reported by the NASD Bulletin
Board was $0.34. As of December 15, 2003, we had approximately 640 shareholders of record.

     We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

     During the first quarter of 2001, we issued 95,000 shares of our common stock to seven parties in settlement of outstanding debt in the amount of $95,000. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On September 21, 2001, we concluded a voluntary share exchange transaction with all of the shareholders of Slaterdome whereupon Slaterdome became our wholly owned subsidiary. At the time we concluded the share exchange transaction, 18,350,000 shares of Slaterdome common stock was outstanding and was held by 9 shareholders (the "Slaterdome Shareholders"). Robert Salna was a Slaterdome Shareholder and owned 8,300,000 Slaterdome shares, Allan Ibbitson was a Slaterdome Shareholder and owned 500,000 Slaterdome shares and the remaining 9,550,000 Slaterdome shares were owned by unrelated third parties. We and the Slaterdome Shareholders engaged in arms length negotiations and ultimately agreed to exchange one of our shares of common stock for each one share of Slaterdome common stock outstanding. On January 17, 2002, Mr. Salna and Mr. Ibbitson became members of our board of directors. We made such issuances in reliance upon Section 4(2) of the Securities Act. Each of the parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On March 30, 2002, our board of directors authorized us to offer (collectively, the "Current Offerings") and sell up to 12,000,000 units (the "Units") which Units consist of 12,000,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to acquire an additional 12,000,000 shares of our common stock pursuant to the provisions of Regulation D, Rule 506 under the Securities Act (the "Recent Regulation D Offering") solely to Accredited Investors (as such term is defined under the Act) and to non U.S. Persons (as such term is defined under the Act) pursuant to the provisions of Regulation S under the Securities Act (the "Recent Regulation S Offering"). Each Unit included in the Current Offerings consisted of one Share and one Warrant and was sold at a price of fifty cents per Unit. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times, but in no event later than January 20, 2003 . One of the purchasers under the Current Offerings was, Robert Salna, one of our directors and our chief executive officer, and Mr. Salna purchased 4,560,200 Units and executed the Salna Subscription Note in our favor in the amount of $2,280,100. As part of the Current Offerings we sold 12,000,000 Units and received aggregate cash offering proceeds of $3,719,900 and the Salna Subscription Note in the amount of $2,280,100. The Salna Subscription Note has been paid in the manner described herein under the caption "Our Business and at Item 5 of Part II, Recent Sales of Unregistered Securities. We paid finder's fees in the amount of $359,840 to nine (9) third parties, none of whom are affiliated with us or any of our officers or directors, and other than such finder's fees no commissions or discounts were associated with such issuance of our common stock. Each of the parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On March 31, 2002, we concluded a voluntary share exchange transaction with all of the shareholders of Dover Egypt whereupon Dover Egypt became our wholly owned subsidiary. At the time we concluded the share exchange transaction, 1,600,000 shares of Slaterdome common stock was outstanding and was held by 3 shareholders (the "Dover Egypt Shareholders"). Robert Salna was a Dover Egypt Shareholder and owned 1,000,000 Dover Egypt shares, Allan Ibbitson was a Dover Egypt Shareholder and owned 500,000 Dover Egypt shares and the remaining 100,000 Dover Egypt shares were owned by our legal counsel, Edward H. Gilbert. We and the Dover Egypt Shareholders agreed to exchange one of our shares of common stock for each one share of Dover Egypt common stock outstanding. At the time of such negotiations our board of directors consisted of three members, one of which was Mr. Salna and one of which was Mr. Ibbitson, both of whom were Dover Egypt Shareholders. Our board of directors, however, agreed unanimously to undertake the share exchange transactions with the Dover Egypt shareholders. We issued our shares to the Dover Egypt shareholders without registration under the Securities Act in reliance upon Section 4(2) thereunder. Each of the parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On October 9, 2002, our board of directors authorized us to offer (the "Additional Current Offering") and sell up to 1,000,000 units (the "Units") which Units consist of 1,000,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to acquire an additional 1,000,000 shares of our common stock to non U.S. Persons (as such term is defined under the Act) pursuant to the provisions of Regulation S under the Securities Act (the "Recent Regulation S Offering"). Each Unit included in the Additional Current Offering consisted of one Share and one Warrant and was sold at a price of fifty cents per Unit. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times, but in no event later than January 20, 2003. As part of the Additional Current Offerings we sold 1,000,000 Units and received aggregate cash offering proceeds of $500,000. We paid finder's fees in the amount of $50,000 to one
(1) third party who is not affiliated with us or any of our officers or directors, and other than such finder's fees no commissions or discounts were associated with such issuance of our common stock. The parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On October 18, 2002, we concluded the acquisition of Alberta, Ltd. At the time we concluded such acquisition we 100,000 shares of our common stock to one party. We made such issuances in reliance upon Section 4(2) of the Securities Act. The party to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On December 20, 2002, we sold 300,000 units (the "Units") which Units consist of 300,000 shares of our common stock (the "Shares") and warrants (the "Warrants") to acquire an additional 300,000 shares of our common stock to one non U.S. Person (as such term is defined under the Act) pursuant to the provisions of Regulation S under the Securities Act (the "Recent Regulation S Offering"). Each Warrant included as part of a Unit entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times, but in no event later than December 31, 2003. As a result of such sale we received aggregate cash offering proceeds of $150,000. We paid finder's fees in the amount of $15,000 to a third party who is not affiliated with us or any of our officers or directors, and other than such finder's fees no commissions or discounts were associated with such issuance of our common stock. The party to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     During March, 2003, we issued 15,000 shares of our common stock to one party in settlement of an outstanding obligation to pay consulting fees. We made such issuances in reliance upon Section 4(2) of the Securities Act. The party to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities.
 All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.


     In connection with the amounts due from us to Mr. Salna, as well as, any additional amounts advanced by Mr. Salna on our behalf through December 31, 2003, we and Mr. Salna have agreed to satisfy the repayment of such amounts in exchange for one share of our common stock for each ten cents of the amounts due from us to Mr. Salna. We, therefore, expect to shortly issue up to 6,750,000 shares of our common stock. We will make such issuance in reliance upon Section 4(2) of the Securities Act. The party to whom securities will be issued in connection with the foregoing, will have made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that will acquire our securities pursuant to the foregoing will have had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

Item 6.   Management's Plan of Operation.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

     Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of the Wyoming Assets and, primarily, pursuing, on behalf of Dover Egypt Joint Venture, exploration and exploitation of petroleum and natural gas under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt.

     During 2002 and 2003, we concluded certain offerings whereby we sold certain of our securities and received aggregate gross proceeds of $7,335,000.

     We used the proceeds of the offerings to meet current commitments under the Option Agreement and the Dover Egypt Joint Venture Agreement, which enabled the Dover Egypt Joint Venture to undertake certain exploration phase drilling commitments under the Concession Agreement and to enable Slaterdome to fund acquire the additional properties and fund its obligations under the Cedar Ridge Operating Agreement. Additionally, we believe that we have sufficient funds to pay our current operating expenses, including but not limited to our legal and accounting expenses to comply with our reporting obligations to the SEC and annual fees payable to the State of Nevada.

     Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.


Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.


Additional Cautionary Statements


     WE HAVE NO OPERATING HISTORY.

     Because we have no operating history, there is no basis on which to evaluate our proposed business and prospects. We are a development stage company and have never had any significant operations other than research and development.

     WE ARE A DEVELOPMENT STAGE COMPANY.

     Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. We must, among other things, successfully complete our development, establish and then maintain new relationships, implement our business, complete the acquisition of additional oil and gas leases, undertake drilling operations, respond to competitive developments and have sufficient capital to attract, retain and motivate qualified personnel. We are not profitable and expect to require significant operating capital in order to implement our proposed business. If we fail to address adequately any of these risks or difficulties our business would likely fail to develop.

     BUSINESS RISKS.

     Oil and gas exploration involves a high degree of risk.

     The oil and natural gas industries are subject to the payment of royalties and taxation, which tend to be high compared with those payable in respect of other commercial activities.

     Exploration and production require high levels of investment and have particular economic risks and opportunities. They are subject to natural hazards and other uncertainties including those relating to the physical characteristics of an oil or natural gas field.

     Oil prices are subject to international supply and demand.
Political developments (especially in the Middle East) and the outcome of meetings of OPEC can particularly affect world oil supply and oil prices.

     Crude oil prices are generally set in dollars while sales of refined products may be in a variety of currencies. Fluctuation in exchange rates can therefore give rise to foreign exchange exposures.

     The results of exploration are unpredictable and often unprofitable. At least four major factors can make a producing well unprofitable: (i) natural hazards; (ii) industry conditions such as competition, demand, and governmental regulations; (iii) future developments in the energy industry; and (iv) conditions in related industries.

     The natural hazards involved in the drilling of oil or gas wells can include peculiar and unexpected formations, pressures, and other problems that were not anticipated and which are expensive to solve. Such problems can result in property damage or personal injury from fire or explosion.

     We may be subject to liabilities for pollution and for other similar damages, and we may suffer losses against which we cannot obtain insurance or where the cost of insurance is prohibitive. Uninsured liabilities would diminish the amount of funds available for to us for exploration, development or otherwise and could result in the loss of our property.

     We expect to be reliant upon related industries such as oil field supply businesses and research enterprises which provide technologies to enhance production and improve recovery. Our ability to produce from any wells we develop, extend the life of any of those wells and enhance the amount of any recovery depends on the availability of and improvements in such technologies and in our ability to apply such technologies to any such wells.

     WE WILL NEED ADDITIONAL FINANCING.

     Because of the limited capital available to us for the foreseeable future, we may require additional financing. We are unable to currently determine the nature or extent of any additional financing that we may require. We will incur legal and accounting expenses to comply with our reporting obligations to the SEC; we will be obligated to pay our operating expenses as they arise; and if we fail to pay the required annual fees to the State of Nevada, we will be administratively dissolved. If we need to raise additional funds, the funds may not be available when we need them and if available, the terms may not be favorable to us. If funds are not available when we need them, we may be forced to terminate our business.

     IF WE ISSUE EQUITY SECURITIES DILUTION WILL OCCUR.

     If additional funds are raised through the issuance of equity securities or if we otherwise issue our equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution; and those securities may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

     WE CAN NOT PROVIDE ANY ASSURANCE OF PROFITABILITY AND WE
ANTICIPATED LOSSES.

     We have incurred losses since our inception through the end our fiscal year 2002 of approximately $1,200,000 and we may not ever generate sufficient revenues to achieve profitability, and even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability in the future. Furthermore, if any drilling activities were to commence we would be required to expend substantial amount in advance of the receipt of any revenue that might be generated as a result of such activities.
Accordingly, we expect to sustain substantial losses. Furthermore, if we are not successful in our test well efforts within the Area or if successful, if such well is not commercially viable, we may be forced to terminate our business.

     WE MAY NOT BE ABEL TO SUCCESSFULLY MANAGE BUSINESS.

     If we are successful in achieving our plans for development, we may not be able to successfully manage our resulting business. Any growth in our business will place a significant strain on our technical, financial and managerial resources. As part any growth of our business, we will have to implement operational and financial systems and procedures and controls to acquire, train and manage employees.

     WE ARE DEPENDENT UPON KEY PERSONNEL.

     We are dependent on our officers, although we have no employment agreements with them. Because our potential success is dependent upon, among other things, the personal efforts, abilities and business relationships of our officers, if any of them was to terminate employment with us or become unable to be employed before a qualified successor, if any, could be found our business could be expected to suffer. We do not maintain "key person" insurance on any of our officers. Our executive officers serve us on a part time basis, devoting only such time to us as they believe is necessary. We will not have full-time management until such time, if any, as we employ executive officers on a full-time basis, and we can not be certain when or if we will hire full-time personnel or that if we seek to hire such personnel that qualified parties will then be available.

     THE OIL AND GAS BUSINESS IS HIGHLY COMPETITIVE.

     There is intense competition within the oil and natural gas industries as to virtually all aspects of the oil and natural gas business, and we anticipate that substantially all of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do. Such competitors are able to undertake more extensive acquisition, development and production activities and make more attractive offers to potential employees and third-party providers. We are not now and do not expect to be a major factor in the oil and gas industry, and we can not predict whether we will be able to compete successfully against any of our competitors or how our business prospects will suffer as a result of such competition.

     THERE ARE RISKS ASSOCIATED WITH OUR PROPOSED INTERNATIONAL
OPERATIONS AND EXPANSION.

     A part of our business strategy is to seek to acquire and develop leases and operations in foreign countries. If we are able to implement such strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences. If any of such risks materialize we may have little or no ability to manage them or avert any consequences therefrom and our business may suffer as a result.

     In addition, special risks may be associated with our efforts to undertake operations in the Arab Republic of Egypt. Such operations will be subject to political, economic and other uncertainties, including among other things, the risk of war, revolution, border disputes, expropriation, forced renegotiation or modification of any existing agreement, import, export and transportation regulations, tariffs, taxation policy, including royalty and tax increases and retroactive tax claims, exchange controls, currency fluctuations and other uncertainties arising out of the Arab Republic of Egypt's sovereignty over our operations.
If, as a result of political or economic instability, new government was put in place or new policies assuming a more hostile attitude toward foreign investment were adopted, such events could result in the voiding of our pre-existing agreements and or the expropriation of our assets.

     WE WILL BE DEPENDENT ON LICENSES OR OTHER AGREEMENTS IN ORDER TO ENGAGE IN OUR PROPOSED BUSINESS.

     In order to drill for, recover, transport or sell any gas or other hydrocarbons from any other area in which we may attempt to conduct operations we will generally be required to obtain licenses and permits and enter into agreements with various land owners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant such authority. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment of a development/exploration fee, typically based on the recoverable reserves or expenditures. The amount of any such fee and other terms will determine in part, the commercial viability of any extraction project. Our interest in the Wyoming Asset will be governed by an operating agreement that we expect to execute, pursuant to the Leases associated therewith and those other licenses and agreements that may be required, but which are unknown to us at this time. Our interest in the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area is governed by the Concession Agreement and those other licenses and agreements that maybe required thereunder, but which are unknown to us at this time. We can provide no assurance that we will be able to maintain any existing license or agreement or that any existing license or agreement may not be materially varied or that we will be able to acquire any required license or agreement, and if any of our existing licenses or agreements are varied or if we are not successful in maintaining and acquiring other necessary licenses or agreements we may be forced to terminate our business.

     WE WILL BE REQUIRED TO RELY UPON SERVICES PROVIDED TO US BY
THIRD PARTIES.

     We expect to be totally dependant upon third-party providers to enable us to engage in all of our business activities. Such parties may include, but may not be limited to, consultants engaged to provide reserve calculations, production optimization, and seismic interpretation; production equipment designers, production equipment suppliers and third party drilling contractors. We will not have the independent ability to transact any of the business that we expect to undertake. Accordingly, we will be required to establish and maintain strategic relationships with a wide array of third party providers in order to engage in any meaningful business activity.
If we are unable to establish and maintain relationships with such third party providers our business prospects will be hurt.

     WE WILL BE SUBJECT TO GOVERNMENT REGULATION.

     We are subject to regulations applicable to businesses generally, and to the myriad of local, national and international laws and regulations directly applicable to oil and gas business. The oil and natural gas industries are particularly subject to regulation and intervention by governments throughout the world in such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation or cancellation of contract rights. As our business develops we will be required to learn the nature and extent of the laws that may be applicable to us and to assure that we comply with our obligations under such laws. We are not certain of the impact upon us of any existing laws or regulations or the nature or extent of any proposed laws. Likewise, impact of complying with existing or newly created laws and regulations with respect to our business or industry may increase our cost of doing business, change the manner in which we expect to engage in business or otherwise have a detrimental impact upon our business.

     WE ARE FACED WITH SIGNIFICANT ENVIRONMENTAL REGULATION AND
COMPLIANCE.

     We expect to be subject to numerous national and local environmental laws and regulations concerning our operations and activities and products. These laws and regulations may require us to remediate or otherwise redress the effects on the environment of prior disposal or release of chemicals or petroleum substances by us or other parties. In addition, we may have obligations relating to any asset that we may sell. We expect to make provisions for environmental restoration and remediation at the time we determine that a clean-up is probable and the amount of such clean-up is reasonably determinable.

     The extent and cost of future environmental restoration, remediation and abatement programs are inherently difficult to estimate. They depend on the magnitude of any possible contamination, the timing and extent of the corrective actions required and our share of liability relative to that of other solvent responsible parties. The costs of future restoration and remediation could be significant, and may be material to the results of our operations in the period in which they are recognized and may have a material impact on our financial position or liquidity.

     Our operations are also subject to environmental and common law claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others. Ther are not known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any international, United States federal, state or local environmental laws.

     We cannot predict future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, that might affect our operations or affect our exploration for new reserves. A risk of increased environmental costs and impacts is inherent in our proposed operations and we are unable to provide any assurance that material liabilities and costs will not be incurred in the future. In general however, due to our size and limited financial capabilities, the occurrence of any of the forgoing risks may materially impact upon our business prospects and results of operations.

     WE HAVE NOT ESTABLISHED RESERVE ESTIMATES.

     We have not yet estimated the extent of any proven oil and gas reserves or the present value of the estimated future revenues attributable to such reserves as to the Wyoming Assets or under the Concession Agreement. As such time, if ever, that we make such an estimate there can be no assurance that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenues attributable to any reserves associated with the properties subject to such leases. As a result, our actual revenues, if any, may be substantially different from any estimates that we use in calculating the reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, there can be no assurance that we will commence exploration activities or, if commenced, that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible. If we are not able to generate earnings or, if the earnings that we generate vary significantly from that which we anticipate, our business may be seriously impaired and we may be forced to terminate our business.

     WE HAVE LIMITED CONTACTS WITH THE UNITED STATES.

     Although we are incorporated in the State of Nevada, our executive offices are located in Canada and our officers and directors reside in Canada.

     IT MAY BE DIFFICULT TO ENFORCE CIVIL LIABILITIES.

     Notwithstanding the fact that we are a Nevada corporation with required resident offices in the State of Nevada, all of our directors and officers do not reside in the United States and, as a result, it may be difficult to effect service of process upon us and our officers. It may, likewise be difficult to (i) affect enforcement on us, our officers, our directors and our experts in the United States of judgments obtained in United States courts based upon the civil liability provisions of the United States federal securities laws; (ii) affect enforcement in a Canadian court of judgments on us, our officers, our directors and our experts obtained in United States courts based upon the civil liability provisions of the United States federal securities laws; and (iii) commence original actions in a Canadian court to enforce upon us, our officers, our directors and our experts liability based upon the provisions of the United States federal securities laws.

     WE EXPECT TO BE SUBJECT TO SALES PRACTICE REQUIREMENTS THAT
COULD RESULT IN THE INABILITY TO SELL OUR COMMON STOCK IN THE
SECONDARY MARKET.

     Securities Exchange Act Rule 15(g)-9 imposes additional sales practice requirements on the brokers who sell non-exempt securities to persons other than established customers. For transactions covered by the rule, broker-dealers must make a special suitability determination for the prospective investor and receive the prospective investor's written agreement to the transaction prior to the sale. The additional sales practice requirements may ultimately impact the ability to sell our common stock in the secondary market.

     OUR COMMON STOCK IS CURRENTLY CLASSIFIED AS A PENNY STOCK WHICH MAY RESULT IN THE INABILITY TO SELL THE COMMON STOCK IN THE
SECONDARY MARKET.

     Pursuant to Rule 3a51-1 our common stock currently falls within the definition of a Penny Stock. Pursuant to Securities Exchange Act Rule 15g-3, brokers and dealers, prior to effecting a transaction in a Penny Stock, are required to timely undertake disclosures to their customers. These added disclosure requirements may negatively impact upon the ability to sell our common stock in the secondary market.

     THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND THE VOLATILITY OF OUR STOCK PRICE IS HIGHLY PROBABLE.

     There is only a limited public trading market currently existing for the our common stock, and we can not be certain that an active trading market for our common stock will be sustained and we can not be certain that market conditions will be such that any of our common stock can be sold or of the price that may be received therefor.

     THE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO VARIATIONS IN OUR OPERATING RESULTS, IF ANY, CHANGES IN EARNINGS ESTIMATES BY ANALYSTS, ANNOUNCEMENTS BY US OR BY OUR COMPETITORS AND GENERAL ECONOMIC AND MARKET CONDITIONS.

     Price and volume fluctuations in connection with our common stock may affect the market price for our common stock and may be unrelated to our operating performance or lack thereof.

Item 7.   Financial Statements.

                    INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants       F-1

Consolidated Balance Sheet                     F-2

Consolidated Statement of Operations and       F-3
Comprehensive Income (Loss)

Consolidated Statements of Stockholders'       F-4
Equity

Consolidated Statements of Cash Flows          F-5

Notes to Financial Statements                  F-6

                                 F-1
                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Dover Petroleum Corp.
(A Development Stage Company)
10225 Yonge Street
Richmond Hill, Ontario L4C 3B2
Canada


We have audited the accompanying consolidated balance sheets of Dover Petroleum Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002 and for the period from inception (June 14, 2001) to December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Petroleum Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002 and for the periods from inception (June 14, 2001) to December 31, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.


SAMUEL KLEIN AND COMPANY



Newark, New Jersey
September 10, 2003

                                 F-2
                DOVER PETROLEUM CORP AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET


ASSETS                               December 31,  December 31,
                                     2002          2001

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents               $2,606,997    $   59,150

 Due from related party                      18,409             -


 Prepaid expenses                           100,863             -

                                         ----------    ----------

  Total Current Assets                    2,726,269       59,150



Property and Equipment, Net                       -        5,834

Oil Concession Rights                       942,353            -

Unproved Mineral Interest in
Properties                                4,220,651       605,000

                                         ----------    ----------

  Total Assets                           $7,889,273     $669,984

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Accounts payable and accrued
 expenses                                $2,483,400    $ 459,486

                                         ----------    ----------

  Total Current Liabilities               2,483,400      459,486



Long Term Liabilities:

 Stockholder's loan payable                  75,000       121,500

 Minority Interest in Subsidiary          1,521,474             -

                                         ----------    ----------

  Total Liabilities                       4,079,874       580,986


                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

                                                               -

Common stock, 500,000,000
authorized $.001 par value,
50,449,160 and 34,949,160 issued
and outstanding at December 31,
2002 and December 31, 2001,
respectively                                 50,449        34,949

Preferred stock, 100,000,000
authorized $.001 par value, 0
issued and outstanding at December
31, 2002 and December 31, 2001,
respectively

Additional paid-in capital                6,064,279       122,618

Stock subscription receivable             1,147,650            -

Foreign currency translation
adjustment                                    1,662             -

Deficit accumulated during the
development stage                       (1,159,341)      (68,569)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                               3,809,399        88,998

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $7,889,273       $669,984

                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-3
                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Year    For the Period      Period from
                                     Ended December   Inception (June   Inception (June
                                        31, 2002       14, 2001) to       14, 2001) to
                                                     December 31, 2001  December 31, 2002

Revenues:                                          $-                $-                 $-

                                           ----------        ----------         ----------

Costs:

General and administrative expenses           614,063            58,569            672,632

Consulting Expenses                           512,612            10,000            522,612

                                           ----------        ----------         ----------

Loss from Operations                      (1,126,675)          (68,569)        (1,195,244)



Other Income:

 Interest Income                               35,903                 -             35,903

                                           ----------        ----------         ----------

Net Loss                                 ($1,090,772)         ($68,569)       ($1,159,341)

                                           ==========        ==========         ==========



Earnings (Loss) Per Share:

Basic and diluted income (loss) per
share:                                        ($0.02)           ($0.00)            ($0.00)

                                           ==========        ==========         ==========



Basic and diluted weighted average
common shares outstanding                  43,926,882        21,692,425         29,445,147

                                           ==========        ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                 F-4
                      DOVER PETROLEUM CORP. AND
                            SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD INCEPTION (JUNE 14, 2001) TO DECEMBER 31, 2002


                                Common Stock                                  Deficit
                                $0.001 Par                                  Accumulated
                                Value         Common Stock    Additional     During the
                                Number of     Amount         Paid In       Development
                                Shares                       Capital       Stage

Issuance of Common Stock to
founding shareholders               17,850,000        $17,850      $161,650             $-


Issuance of Common Stock in
Connection with Wyoming asset
purchase                               500,000            500         4,500              -

Net Loss for the Period
Inception (June 14, 2001) to
December 31, 2001                            -              -             -       (68,569)

Reverse Acquisition                 16,599,160         16,599      (43,532)              -

                                    ----------     ----------    ----------     ----------

Balance December 31, 2001           34,949,160         39,949       122,618       (68,569)

Issuance of Common Stock in
Connection with Stock Exchange
Agreement with Dover Egypt I,
Inc.                                 1,600,000          1,600       798,400              -

Issuance of Common Stock in
Connection with Private
Placement                           13,300,000         13,300     6,261,835              -

Issuance of Common Stock in
Exchange for Services                  500,000            500       324,500              -

Issuance of Common Stock in
Connection with Acquisition of
Interest in Unproved Oil and
Gas Interests                          100,000            100        78,400              -

Minority Interest in Subsidiary
                                             -              -   (1,521,474)              -

Foreign Currency Translation                 -              -             -              -

Net Loss for the Year Ended
December 31, 2002                            -              -             -    (1,090,772)

                                    ----------     ----------    ----------     ----------

Balances, December 31, 2002         50,449,160        $50,449    $6,064,279   ($1,159,341)

                                    ==========     ==========    ==========     ==========




                                   Foreign        Stock          Total
                                  Currency    Subscription   Stockholders
                                Translation   Receivable     Equity
                                Adjustment                   (Deficit)

Issuance of Common Stock to
founding shareholders                       $-             $-      $179,500

Issuance of Common Stock in
Connection with Wyoming asset
purchase                                     -              -         5,000

Net Loss for the Period
Inception (June 14, 2001) to
December 31, 2001                            -              -      (68,569)

Reverse Acquisition                          -              -      (26,933)

                                    ----------     ----------    ----------

Balances December 31, 2001                   -              -        88,998

Issuance of Common Stock in
Connection with Stock Exchange
Agreement with Dover Egypt I,
Inc.                                         -              -       800,000

Issuance of Common Stock in
Connection with Private
Placement                                    -    (1,147,000)     5,127,485

Issuance of Common Stock in
Exchange for Services                        -              -       325,000

Issuance of Common Stock in
Connection with Acquisition of
Interest in Unproved Oil and
Gas Interests                                -              -        78,500

Minority Interest in Subsidiary
                                             -              -   (1,521,474)

Foreign Currency Translation             1,662              -         1,662

Net Loss for the Year Ended
December 31, 2002                            -              -   (1,090,772)

                                    ----------     ----------    ----------

Balances, December 31, 2002             $1,662   ($1,147,650)    $3,809,399

                                    ==========     ==========    ==========




The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5
                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              For the Year     For the        For the
                                                 Ended          Period         Period
                                             December 31,     Inception      Inception
                                             2002             (June 14,      (June 14,
                                                               2001) to       2001) to
                                                            December 31,   December 31,
                                                            2001           2002



Cash Flows from Operating Activities:

Net income (loss)                               ($1,090,772)      ($68,569)   ($1,159,341)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Stock Issued for Consulting Services                 325,000              -        325,000

Changes in assets and liabilities net of effects from:

   Change in foreign currency translation              1,662              -          1,662

   (Increase)decrease in other current              (18,409)              -       (18,409)
assets

   (Increase) decrease in prepaid expenses         (100,863)         24,940       (75,923)

   Write off of fixed assets                           5,834              -          5,834

   Increase (decrease) in accounts payable         2,023,914       (31,721)      1,992,193
and accrued liabilities

                                                  ----------     ----------     ----------

   Net cash used in operating activities           1,146,366       (75,350)      1,071,016

                                                  ----------     ----------     ----------



Cash Flows from Investing Activities:

 Cash acquired in reverse acquisition                      -        133,500        133,500

 Cost of acquisition of unproved mineral         (3,615,651)      (300,000)    (3,915,651)
interest in properties

 Oil Concession Rights                              (63,853)              -       (63,853)

                                                  ----------     ----------     ----------

  Net cash (used in) investing activities        (3,679,504)      (166,500)    (3,846,004)

                                                  ----------     ----------     ----------

Cash Flows from Financing Activities:

 Net proceeds from issuance of common stock        5,127,485        179,500      5,306,985

 Proceeds (repayment) of stockholders' loan         (46,500)        121,500         75,000

                                                  ----------     ----------     ----------

Net cash provided by financing activities          5,080,985        301,000      5,381,985

                                                  ----------     ----------     ----------

Net Cash Increase                                  2,547,847         59,150      2,606,997

 Cash and Cash Equivalents, beginning of              59,150              -              -
period

                                                  ----------     ----------     ----------

 Cash and Cash Equivalents, end of period         $2,606,997        $59,150     $2,606,997


                                                  ==========     ==========     ==========




                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (CONTINUED)


                                              For the Year   For the Year     For the
                                                 Ended          Ended          Period
                                             December 31,   December 31,     Inception
                                             2002           2001             (June 14,
                                                                              2001) to
                                                                           December 31,
                                                                           2002

Supplemental Disclosure of Cash Flow
Information:

 Cash paid during the period for:

   Interest                                               $-             $-             $-

                                                 ==========      ==========     ==========

   Taxes                                                  $-             $-             $-

                                                 ===========     ==========     ==========

Supplemental Disclosure of Noncash
Investing and Financing Activities:

 Stock issued for oil concession rights            $878,500             $-        $800,000

                                                  ==========     ==========     ==========

 Stock issued for accounts payable                       $-        $95,000              $-

                                                  ==========     ==========     ==========

 Stock issued for consulting services              $325,000             $-              $-

                                                  ==========     ==========     ==========

 Stock issued for subscription receivable        $1,147,650             $-      $1,425,063

                                                  ==========     ==========     ==========

 Supplemental Disclosures of Noncash
Investing Activities

  Fair Value of assets acquired other than
cash                                                      $-       $605,000       $605,000

 Liabilities assumed                                       -      (300,000)      (300,000)

 Common stock issued                                       -        (5,000)        (5,000)

 Minority interest in subsidiary                 (1,521,474)              -              -

                                                  ----------     ----------     ----------

Cost of Acquisition of Net Cash Acquired        ($1,521,474)             $-             $-

                                                  ==========     ==========     ==========

Reverse acquisition:

 Fair Value of assets acquired                            $-        $30,774        $30,774

 Liabilities assumed                                       -      (191,207)      (191,207)

 Common stock issued                                       -         26,933         26,933

                                                  ----------     ----------     ----------

Cash Acquired                                             $-     ($133,500)     ($133,500)

                                                  ==========     ==========     ==========

____________________
The accompanying notes are an integral part of these consolidated financial statements.

                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2002 and 2001


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Nature of Business

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

On September 21, 2001 Dover, Nevada completed a stock exchange agreement (the "Stock Exchange Agreement") with Slaterdome Gas, Inc., a Florida corporation ("Slaterdome"). Under the terms of the agreement one share of Dover, Nevada common stock was issued and exchanged for each of the 18,350,000 shares of common stock of Slaterdome outstanding, thereby giving the stockholders of Slaterdome controlling interest in Dover, Nevada. Slaterdome also at this time changed its name to Dover Petroleum Corp. ("Slaterdome" or the "Company") . On June 21, 2001 Slaterdome had acquired certain assets of Wyoming Oil and Minerals, Inc., a Wyoming Corp. ("Wyoming"), the acquired assets positioning the Company as a development stage company in the oil and gas industry.

On March 31, 2002 the Company completed a stock exchange agreement ("The Agreement") with the shareholders of Dover Egypt I, Inc. to acquire the rights to a certain Oil and Gas Concession in the Arab Republic of Egypt.

Basis of Accounting

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The stock exchange agreement has been accounted for as a purchase and in accordance with the accounting treatment required in a reverse merger whereby Slaterdome has been deemed the acquiror for accounting and financial statement purposes with no step up in basis or goodwill recorded in accordance with the view of the Securities and Exchange Commission's staff members that the acquisition by a public shell of the assets of a business from a private company should be accounted for at historical cost and accounted for as a reverse merger.

Investments in unconsolidated affiliated joint ventures in which the ownership of the venture is between 20% and 50% and for which the following conditions exist: (i) the investees in the ventures have an undivided interest in the venturers' assets; (ii) each investee is severally liable for the indebtedness of the venture; and (iii) each investor is only entitled to its pro rata share of income and is responsible to pay only its pro rata share of expenses, are accounted for utilizing the proportionate consolidation method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Use of Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Property and Equipment


Property and equipment are depreciated for financial accounting purposes on the straight-line method over their respective estimated useful lives. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Depreciation of leased equipment under capital leases is included in depreciation.

The Company's gas and oil activities are accounted for under the "successful efforts" method. Depreciation, depletion and amortization, based on cost less estimated salvage value of the assets, will be primarily determined under either the unit-of-production method or the straight-line method. Unit-of-production rates are based on oil, gas and mineral reserves estimated to be recoverable from existing facilities. The straight-line method is based on estimated asset service life taking obsolescence into consideration.

Under the "successful efforts" method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Exploratory wells that find oil and gas in an area requiring a major capital expenditure before production can begin are evaluated annually to ensure that commercial quantities of reserves have been found or that additional exploration work is underway or planned. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field.

Oil, gas and other properties held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, analyses are based on proved reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future. A valuation allowance will be provided for the capitalized costs associated with unproved properties where after one year there exists an absence of a determination as to whether the properties can be classified as proved.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the period presented in these financial statements.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains the majority of its cash and cash equivalents with one financial institution and this creates an inherent concentration of credit risk.

Start-Up Activities

The American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Reporting the Costs of Start-Up Activities". SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred in accordance with this statement and therefore the issuance of SOP 98-5 had no material impact on the Company's financial statements.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company has continued to apply accounting described by Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date. The amount of compensation expense, if any, is charged to operations over the vesting period.

In accounting for options granted to persons other than employees

(as defined under SFAS 123), the provisions under SFAS 123 were applied. As required by SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates; clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended December 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30,
"Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company is required to adopt SFAS No.

144 effective January 1, 2002. The Company does not expect the impact of the adoption of SFAS No. 144 to have a material effect on the results of operations or financial position.


2.  ACQUISITION/BUSINESS PLANS/RELATED PARTY TRANSACTIONS

On June 21, 2001 Slaterdome Gas, Inc. acquired the right, title and interest in and to certain oil and gas leases located in the State of Wyoming (the "Wyoming Assets") from Wyoming Oil and Minerals, Inc. ("Wyoming") for cash of $81,211, the assumption of certain liabilities due Phillips Petroleum, Inc. ("Phillips") totaling $518,789 and the issuance of 500,000 shares of Slaterdome's common stock valued at $5,000, for a total consideration of $605,000.

Slaterdome is the owner of the Wyoming Assets. The Wyoming Assets consist of a 16.6667% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado. Approximately 50% of the remaining 83.33% of such working and operating rights interests are owned by Phillips Petroleum Company and the remaining approximately 33.33% of such working and operating rights interests are owned by Skyline Resources, Inc. During the fourth quarter of 2002 the Slaterdome acquired the remaining 33.33% of such working and operating rights, for a total considerations of $69,833.The working and operating rights interest is limited to a depth of fifty feet below the base of the Mesa Verde formation and is subject to the terms and conditions of various agreements, including but not limited to an exploration agreement between Energy Investments, Inc. and Skyline Resources, Inc. and an operating agreement in favor of Phillips Petroleum Company (the "Operating Agreement"). Likewise, such interest is proportionately subject to all burdens, restrictions, exceptions, charges agreements and other matters existing of record, and Slaterdome is required to pay its pro-rata share of all amounts due and payable under the leases, including but not limited to royalty and production payments.

In connection with the acquisition of the Wyoming Assets, Slaterdome agreed to pay delinquent amounts due from Wyoming to Phillips in the amount of approximately $519,000 plus any future amounts attributed to it under the Operating Agreement which costs will be accounted for at such time in accordance with the accounting for the nature of such costs. As of December 31, 2001 Slaterdome had paid Phillips approximately $219,000, but Slaterdome had withheld payment of the balance of approximately $300,000 until certain disputes between Slaterdome, Wyoming and Phillips have been resolved. In that connection, at the time of the acquisition of the Wyoming Assets, Slaterdome believed that development under certain of the leases was imminent. It now appears that such development may be delayed or not commenced as a result of certain decisions that are solely within the control of Phillips.

Slaterdome had indicated that it was unwilling to pay any further amounts to Phillips until the development issues were resolved. Phillips did not agree with the position taken by Slaterdome and instituted legal proceedings against Wyoming and Wyoming subsequently initiated legal proceedings against the Company.

During March 2002 Wyoming, Phillips and Slaterdome agreed to enter into a settlement and mutual release agreement (The "Settlement Agreement") and the Company made payment of $300,000 for any and all amounts outstanding up to and including January 1, 2002, Slaterdome agreed to pay any future amounts attributable to it under the Operating Agreement. Since no substantive activity under the Operating Agreement has occurred since January 1, 2002, Slaterdome does not anticipate any significant additional payment obligations to Phillips. Likewise, Slaterdome does not anticipate any additional payment obligation in connection with the Wyoming asset until Phillips disposes of its working and operating rights interest to a third party and further development activity commences. No assurance can be provided, however, if or when the interest of Phillips in the Operating Agreement will be sold, or if such interest is sold, if or when the third party purchaser thereof will commence development activities. As part of the negotiations associated with the Settlement Agreement, Michael D. Herman, a shareholder of Wyoming agreed in March 2002 to loan $100,000 to Slaterdome without interest. Such loan was repaid by Slaterdome During the fourth quarter of 2002.

Based upon the Settlement Agreement, the Phillips Litigation was dismissed with prejudice by Phillips and Wyoming.

In addition, the Company is actively seeking to acquire additional oil and gas interests throughout the world. In March 2002 the Company concluded the Dover Egypt Share Exchange Agreement with Dover Egypt I, Inc., and as a result Dover Egypt became a wholly owned subsidiary. Dover Egypt I, Inc., a company in which two of the Company's officers/directors owned 1,500,000 shares and the Company's legal counsel owned 100,000 shares, owns 50% of the Dover Egypt Joint Venture, a partnership with an undivided interest in the Dover Egypt Joint Venture Agreement and underlying Concession Agreement. The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area, in Egypt. Dover Egypt Joint Venture, pursuant to an Option Agreement, has the right to acquire the interest of the optionor in the Concession Agreement.

During the fourth quarter of 2002, The Company acquired Alberta Ltd., Inc. a Toronto, Canada Corporation wholly owned by John Riva one of the parties to the Dover Egypt joint Venture Agreement that owned a 6.25% interest for a considerations of $63,853 in cash and 100,000 shares of common stock which was valued at $78,500 for a total considerations of $142,353. Under this acquisition the company now owns 56.25% of the Concession rights in the Dover Egypt Joint Venture Agreement.

Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt was required to invest $ 4,000,000 for the drilling of two exploration wells in the Area mandated under the Concession Agreement. Dover Egypt has fulfilled the $4,000,000 mandatory under that agreement as $3,400,000 was invested prior to the year end and the $600,000 was during the first quarter of 2003.

The Dover Egypt Joint Venture Agreement amended, restated and superseded a preliminary Joint Venture Agreement dated May 28, 2001 (the" Prior Joint Venture Agreement"). Certain parties representing thirty percent of the interests under the Prior Joint Venture Agreement (the" Minority Parties") have not yet executed the Dover Egypt Joint Venture Agreement and may not do so in the future. The owners of the remaining seventy percent of the interests under the Prior Joint Venture Agreement (the" Majority Parties") have executed the Dover Egypt Joint Venture Agreement, along with an addendum thereto (the" Addendum"). The Addendum essentially provides that until such time as the Minority Parties execute the Dover Egypt Joint Venture Agreement, the Majority Parties under the Dover Egypt Joint Venture treat the Minority Parties as if they had executed the Dover Egypt Joint Venture Agreement. However, no assurance can be provided that the Minority Parties will be satisfied with the arrangements undertaken by the Majority Parties as to Dover Egypt Joint Venture or that such Minority Parties will not seek to reinstate the Prior Joint Venture agreement. If any such actions were undertaken by the Minority Parties the Company would be required to defend same and pay the cost thereof. Likewise, if the Company was not successful in the defense of such matters, the Company's business might be seriously impaired and the Company could be forced to terminate business.

3. UNPROVED OIL AND GAS RESERVES

During the fourth quarter of 2002 the Company commenced drilling in two different wells in the same field both of which were not successful and has incurred costs amounting to $2,073,352, which is not recoverable. However, since the company follows field by field cost accounting these costs are capitalized and reflected on the balance sheet and will be amortized over the life of the recoverable reserves in that field. The Company plans to start drilling during the fourth quarter of 2003 a third well in the same field. No assurance could be provided that the company will ever be successful in these efforts and if the company is not successful in these efforts, the Company's business could be seriously impaired and the Company could be forced to terminate business.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                2002       2001      Lives

Computer Equipment              $6,432     $9,607    3-5 years

Computer Software               346        483       3 years

                                6,778      10,090

Accumulated Depreciation        (6,778)    (4,256)



                                $ -        $5,834




5.  COMMITMENTS AND CONTINGENCIES

Government Regulations

The Company is subject to regulations applicable to businesses generally, and to the myriad of local, national and international laws and regulations directly applicable to oil and gas business. The Company cannot provide any assurance that existing laws and regulations or the adoption of new laws and regulations with respect to the Company's business or industry will not materially and adversely impact our business.

The existence or adoption of any such laws or regulations may increase the Company's cost of doing business, change the manner in which the Company expects to engage in business or otherwise have a material adverse effect on the business of the Company.

Foreign Operations and Expansion

A part of the Company's business strategy is to seek to acquire and develop leases and operations in foreign countries. If the Company is able to implement such strategy, the Company may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are certain risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences. The Company can provide no assurance that one or more of such factors will not result in material adverse consequences.

Other

In order to drill for, recover, transport or sell any gas or other hydrocarbons from any other area in which the Company may attempt to conduct operations, the Company will generally be required to obtain licenses and permits and enter into agreements with various land owners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant such authority. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment of a development/exploration fee, typically based on the recoverable reserves or expenditures. The amount of any such fee and other terms will determine in part, the commercial viability of any extraction project. The Company can provide no assurance that it will be able to maintain any existing license or that any existing license may not be materially varied or that it will be able to acquire any new license. On September 1, 2000 Dover, Nevada entered into a consulting agreement with Tinamilu Holdings Limited. Pursuant to the consulting agreement, which called for payment to Tinamilu of $100,000, Tinamilu agreed to identify and introduce viable oil and gas projects to the Company. The consulting fees are payable in 2 equal installments in the amount of $50,000 each. The first installment was paid on December 31 2001 and the second installment was paid on September 30, 2002. Tinamilu is one of the Company's shareholders and owns approximately 4.1% of the Company's common stock. On April 1, 2002 the Company entered into a second consulting agreement with Tinamilu Holdings Limited. Pursuant to the second consulting agreement, Tinamilu agreed to provide the Company with certain consulting services in connection with the Company's oil and gas projects. The Company agreed to pay consulting fees, in the amount of $200,000 to Tinamilu. On September 12, 2002 the Company entered into a consulting agreement with 1528019 Ontario, Inc. a Toronto, Ontario corporation (the" Consultant") for $25,000 a month which was terminated mutually during the same month.

Litigation

As discussed in Note 2, in connection with the litigation relating to the acquisition of the Wyoming Assets Slaterdome agreed to pay delinquent amounts due from Wyoming to Phillips in the amount of approximately $519,000. As of December 31, 2001 Slaterdome had paid Phillips approximately $219,000. The balance of $300,000 was paid pursuant to the settlement agreement agreed to between the parties
during March 2002   as discussed in note 2.

Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Slaterdome has filed a motion to dismiss the lawsuit on the grounds that not all necessary parties have been added to the proceeding. The motion is expected to be heard in November, 2003.

6.  STOCKHOLDERS' LOAN PAYABLE

During 2001 a stockholder of the Company loaned the Company $121,500 which remained outstanding at December 31, 2001. The loan is unsecured, non-interest bearing and was paid during the third quarter of 2002. During December 2002 a different stockholder of the company loaned the company $75,000 that remained outstanding at December 31, 2002. The loan is also unsecured, payable on demand and non-interest bearing. It is expected that the loan will be settled for additional stock issuance.

7.  STOCKHOLDERS' EQUITY

Capital

On December 17, 1999 (the "Split Date"), pursuant to a corporate resolution of the Board of Directors dated December 17, 1999, Dover, Nevada sought to undertake a three for one forward split of its common stock (the "1999 Split"). Dover, Nevada notified their transfer agent of the 1999 Split, and for all purposes, has since the Split Date reflected the occurrence of the 1999 Split. Dover, Nevada subsequently determined that they neglected to file appropriate documents with the Secretary of State of the State of Nevada to reflect the 1999 Split. Accordingly, on April 18, 2002, Dover Nevada filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada reflecting the 1999 Split as of the Split Date. Accordingly, all references to Dover, Nevada's common stock outstanding set forth in these financial statements reflect the occurrence of the 1999 Split on and as of the Split Date. Accordingly, all references to Dover, Nevada's common stock outstanding set forth in these financial statements reflect the occurrence of the 1999 Split on and as of the Split Date. The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $.001 per share and 100,000,000 shares of preferred stock, par value $.001 per share. The holders of outstanding shares of the Company's common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts, if any, as the Board of

Directors from time to time may determine.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. Holders of the common stock are not entitled to preemptive rights, and the common stock is not subject to conversion or redemption. The preferred stock may be issued from time to time in one or more series, each such series to have distinctive serial designations as shall be determined in a resolution or resolutions providing for the issue of such preferred stock from time to time adopted by the Company's Board of Directors.
 Each series of preferred stock may have such number of shares; may have such voting powers, full or limited, or may be without voting power; may be redeemable or convertible at such time or times and at such prices; may entitle the holders thereof to receive distributions calculated in any manner, including but not limited to dividends, which may be cumulative, noncumulative or partially cumulative; at such rate or rates; on such conditions, from such date or dates, at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of shares; may have such preference over any other class of shares with respect to distributions, including but not limited to dividends and distributions upon our dissolution; may be made convertible into, or exchangeable for, shares of any other class or classes (except the class having prior or superior rights and preferences as to the dividends or distribution assets upon liquidation) or of any other series of the same or any other class or classes of our shares at such price or prices or at such rates of exchange, and with such adjustments; may be entitled to the benefit of a sinking fund or purchase fund to be applied to the purchase or redemption of shares of such series in such amount or amounts; may be entitled to the benefit of conditions and restrictions upon the creation of our indebtedness or the indebtedness of any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by us or any subsidiary of us of any of our outstanding shares; and may have such other relative, participating, optional or other special rights, and qualifications, limitations or restrictions all as may be stated in said resolution or resolutions providing for the issuance of such preferred stock.

On March 31, 2002 the Company concluded a voluntary share exchange transaction (the" Dover Egypt Exchange") with all of the shareholders of Dover Petroleum Egypt I, Inc., a Florida corporation ("Dover Egypt")whereupon Dover Egypt became a wholly owned subsidiary. This Agreement called for a transaction in which the Company exchanged One Million Six Hundred Thousand shares (1,600,000) of the $0.001 par value common shares of Dover Petroleum (the" Dover Petroleum Shares") with the shareholders of Dover Egypt for their Dover Egypt Shares. The Company recorded the value of the acquisition at the fair value of the common stock exchanged, $800,000 ($.50 per share) as it was more reliably measurable than the value of the stock received of Dover Egypt and its underlying asset. During the year ended December 31, 2002, the Company sold 13,300,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $7,182,353 pursuant to this stock offering. Of this amount, $1,147,650 is still due to the Company as a stock subscription receivable and is reflected in the Stockholders' Equity section of the consolidated balance sheet. No warrants have been exercised.

During the fourth quarter of 2002, the Company issued a total of 500,000 shares to one of its shareholders Pursuant to the Consulting agreement the shareholder agreed to provide the Company with certain consulting services that would help the Company in its oil and gas projects which was record at a value of $325,000.

Also during the fourth quarter of 2002 the company issued 100,000 shares to John Riva to acquire Alberta Ltd, Inc. that owned 6.25% of the Dover Egypt Joint Venture Agreement as previously discussed in note 2.

8.  SUBSEQUENT EVENTS

On January, 2003 the Company acquired interests in White Rock, LLC to certain oil and gas interests in Colorado for a total considerations of $58,000.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

Item 9.   Directors and Executive Officers of Registrant.

     The following sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Other than as provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address             Age    Positions with the Company

Robert Salna (1)             46     Chief Executive Officer,
10225 Yonge Street                  Chief Financial Officer,
Richmond Hill, Ontario  L4C         President, Secretary and
3B2                                 Director (Chairman)
Canada

W.E. (Ted) McKechnie (2)     54     Director
496 Drake Circle
Waterloo Ontario N2T 1L1
Canada

Oury M. Ymar (3)             41     Director
3, Place Des Eaux - Vives
1207 Geneva, Switzerland

Raghunath Kilambi (4)        38     Director
53 Yonge Street, 3rd Floor
Toronto, Ontario M5E 1J3
Canada

Gregory A. Nuttall (5)       38     Director
53 Yonge Street, 3rd Floor
Toronto, Ontario M5E 1J3
Canada






(1)Robert Salna has been our Chief Executive Officer and a director since January 17, 2002. From 1999 and continuing currently Mr. Salna serves as chief executive officer and managing director of Dover Investments Limited, Toronto, Canada, a company that purchased the operator's interest in the Ras El Ush, Egypt oil field from Marathon Oil Company Limited of Houston Texas. Mr. Salna is the sole shareholder of Dover Investments Limited. In 1998, Mr. Salna was one the founders of Perial Ltd., a Canadian publicly traded company involved in the oil and natural gas business. Perial is currently seeking to raise up to $12,000,000 to engage in exploration programs and provide capital for other acquisitions. Since 1980 and continuing currently Mr. Salna serves as President of
P. Salna Company Limited, Toronto, Canada, a land surveying firm started by Mr. Salna's father.

(2)Ted McKechnie was our President until December 2003, and has been a director since 1999. Commencing during 1998 and continuing currently, Mr. McKechnie serves as President and CEO of William Davies Consulting, Inc., a consulting firm specializing in business integration, rightsizing, turnaround, new business start up, marketing and sales matters. From 1994 through 1998, Mr McKechnie served as president and chief operating officer of Humpty Dumpty Snack Foods Ltd., of Canada.

(3)Oury M. Ymar has been a director since December, 2003. During the past five years, Mr. Ymar has served as the president and sole director and shareholder of Tridex Elite SA, a Swiss company involved in real estate development and construction business. Mr. Ymar holds a bachelors degree in economics from the Iscam school, Lucerne, Switzerland and a masters degree in Business Administration from the Essec school, Paris, France.

(4)Raghunath Kilambi has been a director since December, 2003. From March, 1998 through November 2000, Mr. Kilambi served as the co-founder, executive vice president, chief financial officer and as member of the board of directors of FutureLink Corp. Of Irvine, California, a application services provider. Commencing in May, 2003, and continuing currently, Mr. Kilambi serves as chairman, chief executive officer and chief financial officer of Swiss Medica, Inc., a company involved in the biosciences industry. Commencing in 2001 and continuing currently, Mr. Kilambi serves as a general partner at Rubicon Investment Group, a merchant banking firm focused on private equity buyouts and investments in undervalued businesses.
 Mr. Kilambi holds a Bachelor of Commerce: Finance and Accounting Degree from McGill University, a Graduate Diploma in Public Accounting from McGill University and has been a member of the Canadian Institute of Chartered Accountants since 1989.

(5)Gregory A. Nuttall has been a director since December, 2003.
From 1994 through 2000, Mr. Nuttall served as co-chairman and chief executive officer of Cultural Research, Inc., a management
consulting firm.   Commencing in 2001 and continuing currently, Mr.
Nuttall serves as a general partner at Rubicon Investment Group, a merchant banking firm focused on private equity buyouts and investments in undervalued businesses. Likewise, commencing in July, 2003 and continuing currently, Mr. Nuttall serves as Vice-Chairman and Executive Vice President of Swiss Medica, Inc., a company involved in the bioscience industry. Mr. Nuttall holds a bachelors degreee from the University of Manitoba, a Bachelor of Laws degree from Osgoode Hall Law School, York University and a Master of International Laws degree from Cambridge University.

Allan Ibbitson, 446 Castlefield Avenue, Toronto, Ontario M5N 1L5 Canada was our Vice President and Chief Financial Officer and a director from January 17, 2002 until his resignation on November 8, 2002. At the time of his resignation, Mr. Ibbitson owned 1,000,000 shares of our common stock.


Board of Directors

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who, at any time during the year ended December 31, 2002, was a director, officer, or to our knowledge, was a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, filed the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years other than as may have been previously disclosed in the Company's reports filed with the SEC. The Company is aware that Messrs Ymar, Kilambi and Nuttall did not file certain reports subsequent to their election as Directors.

Item 10.  Executive Compensation.

     The information following in the Summary Compensation Table sets forth certain information relating to the compensation of (i) all individuals serving as the our CEO or acting in a similar capacity during our last completed fiscal year, (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of our last completed fiscal year whose total annual salary and bonus exceeded $100,000; and (iii) 2 additional individuals other than the CEO, whose total annual salary and bonus exceeded $100,000 and for whom disclosure would have been provided pursuant to item (ii) but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year (collectively, the "Named Officers").



       Summary Compensation

Name and     Year   Salary    Bonus
Principal
Position

Robert       2000   $0        $0
Salna,
Chief
Executive    2001   $0        $0
Officer,
Acting
Chief        2002   $0        $0
Financial
Officer and
Chairman of
the Board
of
Directors
(2)









W.E (Ted)    2000   $120,000  $30,000
McKechnie,
Director (3)
             2001   $0        $0


             2002   $0        $0



Allan        2000   $0        $0
Ibbitson,
Vice
President,   2001   $0        $0
Chief
Financial
Officer and  2002   $0        $0
Director (4)






(1)No individual grants of stock options were made during 2000, 2001 or 2002 to the Named Officers. No options issued by us were exercised by any of the Named Officers during such years. On December 31, 2002, the Named Officers held no options or warrants to purchase our securities. During 2000, 2001 or 2002, we did not reprice any stock option or SAR previously awarded to the Named Officers.

     During 2000, 2001 or 2002, no other compensation not otherwise referred to herein was paid or awarded by us to the Named Officers, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

(2)We do not yet have any agreement or understanding with Mr. Salna in regard to compensation, but we anticipate that we may enter into negotiations with Mr. Salna in the near future. We are not presently able to calculate the nature or extent of any of the compensation that may be payable to Mr. Salna as a result of any such negotiations.

(3)We do not have any agreement or understanding with Mr. McKechnie in regard to compensation. We are not presently able to calculate the nature or extent of any of the compensation that may be payable to Mr. McKechnie in the future.

(4)Mr. Ibbitson was our Vice President and Chief Financial Officer and a director from January 17, 2002 until his resignation on November 8, 2002. At the time of his resignation, Mr. Ibbitson owned 1,000,000 shares of our common stock.

     We have not yet instituted any incentive plan or arrangement designed to compensate or otherwise reward our directors, officers, employees or consultants, but we expect that we may do so in the near future. We are not presently able to calculate the nature or extent of any of the compensation that may be associated with any such incentive plan or arrangement.

     Other than as described herein, we have not yet determined the nature of any arrangement relating to payment by us of compensation to our Directors for any services provided to us as a director or the manner in which any party, including our Directors, will be compensated for participation in any committee of our Board or any advisory committee, but we expect that we may do so in the near future. Accordingly, we are not presently able to calculate the nature or extent of any of the compensation that may be associated with any such compensation plan or arrangement.

     We have not paid any compensation to any of our directors for any services provided to us as a director nor did we pay any compensation to any other party for participation in any committee of our Board or any advisory committee.

     We may enter into employment and consulting agreements with individuals and entities to provide us with such services we may deem appropriate from time to time. We are not presently able to calculate the total annual dollar cost to us in connection with such additional employment and consulting agreements. Likewise, we expect that as a part of such additional employment and consulting agreements, and in order to attract such parties, we may, provide such parties with our common stock or options or warrants to acquire shares of our common stock. We are not presently able to calculate the total number of our shares or the amount of such options or warrants that may be offered.



Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

     As of the end of our 2002 fiscal year, we have no compensation plan (including individual compensation arrangements) under which our equity securities are authorized for issuance. We anticipate that we will institute certain compensation plans in the near future, and we expect that we will seek approval of such compensation plans by the holders of our equity securities.

     The following table sets forth certain information regarding the beneficial ownership of our common stock on December 15, 2003, without giving effect to the corresponding number of shares of common stock that would have been outstanding in the event of the exercise of any of our outstanding warrants by (i) each person who is know to us to own beneficially more than 5% of our common stock;
(ii) each of our directors and executive officers; and (iii) all of our directors and officers as a group:


     Name and Address of          Amount and     Approximately
       Beneficial Owner           Nature of        Percent of
                                  Beneficial      Class (1)(2)
                               Ownership (1)(2)

Carn Associates Ltd.                2,549,240(3)          5.00(3)
12 Chapel Street
Canton, New York 13617

Deevale Limited                     2,549,240(4)          5.00(4)
1113 Russell Drive
Highland Beach, Florida 33487

W.R. (Ted) McKechnie                     250,000             0.49
496 Drake Circle
Waterloo Ontario N2T 1L1
Canada

Robert Salna                       13,860,200(5)         27.48(5)
10225 Yonge Street
Richmond Hill, Ontario  L4C
3B2
Canada

Oury M. Ymar                          1,134,637              2.25



Raghunath Kilambi                              0             0.00

Gregory A. Nuttall                        38,500             0.07

All directors and officers as         15,244,637            30.22
a group



(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from December 15, 2003, have been exercised.

(2) All of the beneficial ownership reflected in the table above is direct unless otherwise described.

(3)Voting control over the shares owned by Carn Associates Ltd. is exercised by David Karrn as the trustee of the Longshore Trust.

(4)Voting control over the shares owned by Deevale Limited is exercised by Mr. Andrew Hardman.

(5)Includes 4,560,200 shares recently issued to Mr. Salna, but excludes 6,750,000 of our shares that may be issued to Mr. Salna, in exchange for cancellation of the amounts due from us to Mr. Salna, as well as, any additional amounts advanced by Mr. Salna on our behalf through December 31, 2003. If such shares are issued, Mr. Salna will own approximately 36% or our common stock and the directors and officers as a group would own approximately 38.5% of our common stock.

     On December 15, 2003, Messrs. Salna, Kilambi, Nuttall and Ymar were elected as Directors pursuant to written consents signed by stockholders holding a majority of our voting power. The consents were solicited by Mr. Salna. We believe that the election through the use of the consents complied with the applicable law of Nevada. We, likewise, believe that Mr. Salna's solicitation did not comply with the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the solicitation of consents or the applicable rules and regulations under the Exchange Act. The election of Messrs. Salna, Kilambi, Nuttall and Ymar constituted a change of control of the Company.

     Other than as described herein, we are not aware of any arrangements which may result in a change in our control.


Item 12.  Certain Relationships and Related Transactions.

Slaterdome

     On September 21, 2001, we concluded the Slaterdome Share Exchange transaction with all of the shareholders of Slaterdome whereupon Slaterdome became our wholly owned subsidiary. The total consideration paid by us in connection with the acquisition of Slaterdome was $605,000. At the time we concluded the Slaterdome Share Exchange transaction, Robert Salna owned 8,300,000 shares of the 18,350,000 shares of Slaterdome then outstanding and Allan Ibbitson owned 500,000 of the 18,350,000 shares of Slaterdome then outstanding. On January 17, 2002, Mr. Salna and Mr. Ibbitson became members of our board of directors.

Dover Egypt

     On March 31, 2002, we concluded a voluntary share exchange transaction with all of the shareholders of Dover Egypt whereupon Dover Egypt became our wholly owned subsidiary. The total consideration paid by us in connection with the acquisition of Dover Egypt was $800,000. At the time we concluded the Dover Egypt Share Exchange transaction, Robert Salna owned 1,000,000 shares of the 1,600,000 shares of Dover Egypt then outstanding and Allan Ibbitson owned 500,000 shares of the 1,600,000 shares of Dover Egypt then outstanding.

Dover Egypt Joint Venture

     Dover Egypt owns 50% of the partnership interests of Dover Egypt Joint Venture. Robert Salna, our chief executive officer and one of our directors and the owner of approximately 19 percent (28 percent, assuming issuance of all of the shares of our common stock upon payment in full of the Salna Subscription Note) of our common stock, individually owns a fifteen percent interest in Dover Egypt Joint Venture. Dover Egypt Joint Venture is a party to the Option Agreement and, pursuant thereto, has the right to acquire the interest of Dover Investments Limited in and to the Concession Agreement. Robert Salna owns and controls Dover Investments Limited.

     As a result of our acquisition of Alberta, Ltd., we own 6.25% of the interests in Dover Egypt Joint Venture. We expect to transfer such interest to Dover Egypt, whereupon Dover Egypt will own 56.25 % of the interests in Dover Egypt Joint Venture, and thereafter to dissolve Alberta Ltd. We are in the process of seeking legal and tax advice as to the advisability of undertaking such a transfer and dissolution and we can provide no assurance that such a transfer and dissolution will be so undertaken. If we do not undertake the transfer of such interest to Dover Egypt will expect to continue hold such interest in Alberta, Ltd.

Consulting Agreements with Tinamilu

     On September 1, 2000 we entered into a consulting agreement with Tinamilu Holdings Limited. Pursuant to the consulting agreement, Tinamilu agreed to identify and introduce us to viable oil and gas projects. Tinamilu was responsible for introducing us to the Wyoming Asset and currently is assimilating information on and preparing acquisition packages in connection with other available world wide oil and gas production properties. We agreed to pay consulting fees, in the amount of $100,000.00 to Tinamilu. The consulting fees are payable in 2 equal installments in the amount $50,000.00 each. The first of installment was paid on December 31, 2001 and the second installment is due to be paid on September 30, 2002. Tinamilu is one of our shareholders and owns approximately 1.1% of our common stock.

     On April 1, 2002, we entered into a second consulting agreement with Tinamilu Holdings Limited. Pursuant to the second consulting agreement, Tinamilu agreed to provided us with consulting services in connection with our oil and gas projects. We agreed to pay consulting fees, in the amount of $200,000.00 to Tinamilu. The consulting fees have been paid Tinamilu is one of our shareholders and owns approximately 1.1% of our common stock.

Item 13.  Exhibits, List and Reports on Form 8-K.

     Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

        DESCRIPTION
EXHIBIT
NO.

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

10.8    Warrant in favor of Robert Salna(3)

10.9 Subscription Note executed by Robert Salna in favor of the Company(3)

10.10   Consulting Agreement Number 1 with Tinamilu Holdings(3)

10.11   Consulting Agreement Number 2 with Tinamilu Holdings(3)

10.12   Cedar Ridge Operating Agreement(4)

10.13   Vintage Lease (4)

10.14   White Rock Lease (4)

21.1    List of Subsidiaries(4)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(4)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(4)

32.1    Certification of Chief Financial Officer under Section
        1350(4)

32.2    Certification of Chief Executive Officer under Section
        1350(4)

99.1    Report of Schlumberger Limited(4)


(1)Filed electronically as part of the Company's Form 10-SB and incorporated herein by reference.

(2)Filed electronically as part of the Company's Amendment One to Form 10-SB and incorporated herein by reference.

(3)Filed electronically as part of the Company's Amendment Two to Form 10-SB and incorporated herein by reference.

(4)Filed electronically herewith.


     Reports on Form 8-K. We did not file any reports on Form 8K during the last quarter covered by this report.


Item 14.  Principal Accountant Fees and Services.


The Board of Directors selected Samuel Klein and Company as our independent auditors with respect to our filings made with the SEC for the year ended December 31, 2002.

Fees Paid to Independent Auditors

1.  Audit Fees

     $69,350 and $60,000 were billed to us by Samuel Klein and Company for each of 2001 and 2002, respectively, for professional services rendered by Samuel Klein and Company for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

2.  Audit-Related Fees

     No amounts were billed to us by Samuel Klein and Company for each of 2001 and 2002, respectively, for assurance and related services by Samuel Klein and Company that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

3.  Tax Fees

     No amounts were billed to us by Samuel Klein and Company for each of 2001 and 2002, respectively, for tax services.

4.  Other Fees

     No amounts were billed to us by Samuel Klein and Company for each of 2001 and 2002, respectively, for other fees.


5.

     (i)Our Board of Directors is responsible for reviewing the terms of any proposed engagement of the independent auditors for non-audit services and for pre-approving all such engagements. In providing any pre-approval, the Board of Directors considers whether the services to be approved are consistent with the SEC's rules on auditor independence. In the future, we intend to disclose all approved non-audit engagements as required in the applicable filings we make with the SEC.

     (ii)Less than 50 percent of the hours expended on Samuel Klein and Company engagement to audit our financial statements for 2002 were attributed to work performed by persons other than the Samuel Klein and Company's full-time, permanent employees.

6.  Not applicable


                              SIGNATURES

     In accordance with the requirements of Section 13 pr 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DOVER PETROLEUM CORP.



Date: 12/23/03                By: /s/ Robert Salna
                              -----------------------------
                              Robert Salna, Chief Executive Officer
                              and Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                  Title               Date

/s/ Robert Salna          principal executive    Decenber 23,
Robert Salna              officer, Secretary,    2003
                          principal accounting
                          officer and Director

/s/ Oury M. Ymar          Director               December 23,
                                                 2003

/s/ Ragunath Kilambi      Director               December 23,
                                                 2003

/s/ Gregory A. Nuttall    Director               December 23,
                                                 2003

