Form 10QSB
period 2003-03-31
DOVER PETROLEUM INC
filed 2004-01-15
CIK 1166801

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                   Commission file number 000-49832

                        DOVER PETROLEUM CORP.
                   --------------------------------
  (Exact Name of Small Business Issuer as Specified in Its Charter)


             Nevada                        91-1918322

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


      10225 Yonge Street, Richmond Hill, Ontario  L4C 3B2 Canada
    -------------------------------------------------------------
               (Address of Principal Executive Offices)


                            (905) 884-6958
                            --------------
           (Issuer's Telephone Number, Including Area Code)



        ------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                          Since Last Report)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]   NO [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 6, 2003, there were 59,801,261 shares of the Registrant's
$.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of March 31, 2003 and December
     31, 2002

(b) Consolidated Statements of Operations for the three month periods ended March 31, 2003 and March 31, 2002 and for the period inception (June 14, 2001) to March 31, 2003.

(c) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and March 31, 2002 and for the period inception (June 14, 2001) to March 31, 2003.

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities and Use Of Proceeds.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of March 31, 2003 and December
     31, 2002


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS


                                     March 31,     December 31,
                                     2003          2002
                                      (unaudited)    (audited)

Assets

Current Assets:

 Cash and cash equivalents                 $936,956    $2,206,997

 Prepaid expenses                            59,484       100,863

 Other current assets                        18,409        18,409

                                         ----------    ----------

  Total Current Assets                    1,014,849     2,726,269



 Oil Concession Rights                      942,353       942,353

 Unproved Mineral Interest In             5,865,587     4,220,651
Properties

                                         ----------    ----------

  Total Assets                           $7,822,789    $7,889,273

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Accounts payable and accrued
 expenses                                 1,761,750     2,483,400

                                         ----------    ----------

 Total Current Liabilities                1,761,750     2,483,400



Long Term Liabilities

     Stockholders' loan payable             325,330        75,000

     Minority interest in subsidiary
                                          1,712,254     1,521,474

                                         ----------    ----------

Total Liabilities                        $3,799,334    $4,079,874

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Common stock, 500,000,000
authorized $.001 par value,
50,449,160 issued and outstanding
at March 31, 2003 and December 31,
2002                                         50,449        50,449

Additional paid-in capital                6,064,279     6,064,279

Stock subscription receivable             (811,782)   (1,147,650)

Foreign currency translation
adjustment                                    (743)         1,662

Deficit accumulated during the
development stage                       (1,278,748)   (1,159,341)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                               4,023,455     3,809,399

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)         $7,822,789    $7,889,273

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the three month periods ended March 31, 2003 and March 31, 2002


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                           For the      For the    Period from
                            Three        Three      Inception
                            Months       Months     (June 14,
                         Ended March  Ended March    2001) to
                           31, 2003     31, 2002   March 31,
                                                   2003

Revenues:                            -            -            -

                            ----------   ----------   ----------

Costs:

General and                     78,752       77,534      751,384
administrative expenses

Consulting expenses             46,977      127,000      589,588

                            ----------   ----------   ----------

Total Costs                    125,729      204,534    1,320,972

                            ----------   ----------   ----------

Loss from Operations         (125,729)    (204,534)  (1,320,972)



Other Income

  Interest Income                6,321            -       42,224

                            ----------   ----------   ----------

Net Loss                     (119,408)    (204,534)  (1,278,748)

                            ==========   ==========   ==========

Earnings (Loss) per
Share:

 Basic and diluted             $(0.00)      $(0.01)      $(0.04)
income (loss) per
 share:

                            ==========   ==========   ==========

Basic and diluted           43,926,882   35,572,493   29,445,147
weighted average common
shares outstanding

                            ==========   ==========   ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and March 31, 2002


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                          For the       For the      For the
                       Three Months  Three Months     Period
                        Ended March   Ended March   Inception
                          31, 2003      31, 2002    (June 14,
                                                     2001) to
                                                   March 31,
                                                   2003

Cash Flows from
Operating Activities:

Net income (loss)          $(119,407)    $(204,534) $(1,278,748)

Adjustments to
reconcile net
income(loss) to net
cash (used in)
provided by operating
activities

 Depreciation                       -         1,009            -

 Stock issued for
consulting services                 -             -      325,000

Change in assets and
liabilities net of
effects from:

  Change in foreign
currency translation          (2,405)             -        (743)

  (Increase) in other
current assets                      -             -     (18,409)

 (Increase) decrease
in prepaid expenses            41,379             -     (34,544)

 Write-off fixed                    -             -        5,834
assets

 Increase (decrease)
in accounts payable
and accrued
liabilities                 (721,650)      (45,052)    1,270,543

                           ----------    ----------   ----------

   Net cash (used in)       (802,083)     (248,577)      268,933
provided by
   operating
activities

                           ----------    ----------   ----------

Cash Flows from
Investing Activities:

 Cash acquired in
reverse acquisition                 -             -     133,500

 Cost of acquisition
of unproved mineral
interest in property      (1,644,936)             - (5,560,587)

Oil Concessions Rights              -            -     (63,853)

                           ----------    ----------   ----------

  Net cash (used in)
provided by investing
activities                (1,644,936)            -
                                                    (5,490,940)

                           ----------    ----------   ----------

Cash Flows from
Financing Activities:

Minority Interest
Investment in
Subsidiary                    190,780             -      190,780

Net Proceeds from
issuance of common
stock                         335,868     1,125,000    5,642,853

Proceeds (repayment)
of stockholders' loan         250,330             -     325,330

                           ----------    ----------   ----------

Net cash provided by
(used in) financing
activities                    776,978     1,125,000    6,158,963

                           ----------    ----------   ----------

Net
Increase(Decrease)in
Cash and Cash
Equivalents               (1,670,041)       876,423      936,956

Cash and Cash
Equivalents,
beginning of period         2,606,997        59,150            -

                           ----------    ----------   ----------

Cash and Cash
Equivalents, end of
period                       $936,956      $935,573     $936,956

                           ==========    ==========   ==========

Supplemental
Disclosure of Cash
Flow Information:

 Cash paid during the
period for:

  Interest                         $-            $-           $-

  Taxes                             -             -            -

                           ==========    ==========   ==========



Supplemental
Disclosure of Noncash
Financing Activities:

  Stock issued for
oil concession rights              $-            $-     $878,500

                           ==========    ==========   ==========

  Stock issued for
subscription
receivable                         $-      $100,000     $811,782

                           ==========    ==========   ==========



Supplemental
Disclosures of
Noncash Investing
Activities:

  Acquisition of
Wyoming Oil and
Mineral, Inc.:

 Fair value of assets
acquired other than
cash                               $-            $-     $605,000

 Liabilities assumed                -             -    (300,000)

 Common stock issued                -             -      (5,000)

                           ----------    ----------   ----------

Cost of Acquisition
Net of Cash Acquired               $-            $-     $300,000

                           ==========    ==========   ==========



Minority interest in
subsidiary                 $(190,780)            $- $(1,712,254)

                           ==========    ==========   ==========



Reverse acquisition:

 Fair value of assets
acquired                           $-            $-      $30,774

 Liabilities assumed               $-            $-   $(191,207)

 Common stock issued                -             -       26,933

                           ----------    ----------   ----------

Cash Acquired                      $-            $-   $(133,500)

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

                            March 31, 2003


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

In January, 2003 the Company acquired interests in White Rock, LLC
to certain oil and gas interests in      Colorado for a total
considerations of $58,000.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January, 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, "which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect the adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

3.  COMMITMENTS AND CONTINGENCIES

Litigation

Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Third Party Plaintiff has filed a motion to dismiss the legal proceedings, which motion was granted in January, 2004 and summary judgment made in favor of Third Party Plaintiff. Slaterdome is in settlement discussions regarding Third Party Plaintiff's indemnification claim, which is now limited to legal expenses, and expects it to be resolved shortly.


4.  STOCKHOLDERS' LOAN PAYABLE

During the quarter ended March 31, 2003 a stockholder has loaned the company a total of $250,330 in order for the company to continue operations. This loan is unsecured, payable on demand and non-interest bearing and it is anticipated that this loan will be converted into common stock.


5.  STOCKHOLDERS' EQUITY

Capital

During the three months ended March 31, 2003 the Company received
$335,868 from the collection of its stock subscription receivable of $1,147,650 on December 31, 2002.

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


Our business efforts for the next twelve months will be centered on exploration and possible commercialization of petroleum and natural gas properties under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt (as hereinafter described), in connection with our ownership interest in Dover Egypt Joint Venture.
 In addition, we will be focused on the development of our Wyoming Assets (as hereinafter described).
Our subsidiary, Dover Petroleum Egypt I, Inc. ("Dover Egypt") is the owner of a fifty percent interest in Dover Egypt Joint Venture. Pursuant to our recent acquisition of Alberta Ltd. the owner of 6.25% of the partnership interests in Dover Egypt Joint Venture we now control such 6.25% of the partnership interests in the Dover Egypt Joint Venture. We expect to transfer the interest owned by Alberta Ltd. to Dover Egypt, whereupon Dover Egypt will own 56.25 % of the interests in Dover Egypt Joint Venture, and thereafter to dissolve Alberta Ltd. Dover Egypt Joint Venture, pursuant to an option agreement (the "Option Agreement"), has the right to acquire the interest of Dover Investments Limited ("Optionor") in a certain Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Optionor, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation dated April 23, 2001.
 The Concession Agreement relates to the exclusive concession for the exploitation of petroleum and natural gas in and throughout the East Wadi Araba Area of the Gulf of Suez.

Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt is required to invest the $4,000,000 mandated under the Concession Agreement for the drilling of two exploration wells in the Area. This obligation serves as the consideration for the acquisition by Dover Egypt of its interest in the Dover Egypt Joint Venture, and accordingly, none of the other parties owning the partnership interests in Dover Egypt Joint Venture are required to contribute to the payment of the initial $4,000,000 investment by Dover Egypt. Subsequent to the initial $4,000,000 investment by Dover Egypt, each and every of the parties owning the partnership interests in the Dover Egypt Joint Venture are required to make pro rata contributions to the capital of the Dover Egypt Joint Venture to the extent that such additional capital is required as a result of its obligations under the Option Agreement or the Concession Agreement. Dover Egypt funded the required $4,000,000 to Dover Egypt Joint Venture in 2002 and the first quarter of 2003.

The first exploration phase under the Concession Agreement commenced in July 2002, and there was a three-year time frame in which to complete a minimum of two exploration drill holes and expend $4,000,000. Drilling of the first two exploration holes occurred during the 4th quarter of 2002 and the first quarter of 2003. While drilling of EWA-1X did not yield indications of commercial oil reserves, EWA-2X's drilling results and subsequent engineering tests indicated a potential for significant commercial oil reserves. However, drilling problems with EWA-2X prevented us from determining whether we have commercial oil reserves. The re-drilling of EWA-2X (EWA-3X) commenced in mid-December 2003.

As of the date hereof, there are no active, revenue generating business operations on any of the properties in which Dover Egypt has an interest.

Our subsidiary, Slaterdome Oil & Gas, Inc. is the owner of the Wyoming Asset. The Wyoming Asset consist of certain minority working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado. We expect that we will have the obligation to absorb our ownership percentages of all burdens, restrictions, exceptions, charges agreements, other matters existing of record and all amounts due and payable under the leases, including but not limited to royalty and production payments.

In connection with the Wyoming Asset, we are considering the scale of development for production and the capital requirements associated therewith. Cedar Ridge, the operator under certain of the leases submitted a work proposal to Slaterdome which was approved, resulting in Slaterdome paying 33.334% of the work proposal costs ($472,065) to Cedar Ridge in June and July of 2003. Cedar Ridge has commenced drilling activities in accordance with the work proposal and Slaterdome expects results from such drilling activities by the first quarter of 2004.

As of the date hereof, there are no active revenue-generating business operations on any of the properties in which Slaterdome has an interest.

In the 3 months ended March 31, 2003, we incurred a loss of $119,408 in funding our operations and Dover Egypt completed drilling of EWA-2X and EWA-1X as described above. Dover Egypt joint venture expended $5.2 million on its EWA-1X and 2X drilling activities in 2002 and early 2003, including related administrative overhead, independent reports and inventory. We funded $4 million as per the joint venture agreement and were responsible for 56.25% of the approximate $1.2 million in expenditures above the $4 million level.

We hope to become a global oil and gas exploration company, but we can provide no assurance that we will be able to meet our goal. We do not have enough cash reserves, as of December 31, 2003, to fund our corporate operations and drilling programs in Egypt and Wyoming.
 We have been relying on continued funding of our operations by key shareholders, including our CEO and major shareholder Robert Salna. We need to raise substantial capital in 2004 to continue operations as a going concern.

Our executive officers and certain members of the board of directors are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

Item 3.  Controls and Procedures.

Our principal executive officer and our principal financial officer have on a date which is within ninety days of the date that we have filed this quarterly report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures. Under rules promulgated by the Securities Exchange Commission (the "Commission") disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act (the "Exchange Act") is recorded, processed, filed summarized and reported, within the time periods specified by the Commission's rules and forms. Based upon the evaluation of the Company's disclosure controls and procedures, our principal executive officer and our principal financial officer have concluded, as of the Evaluation Date, that such disclosure controls and procedures were effective. Since the Evaluation Date, there have been no significant changes in our internal controls or in any other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and our subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the "Plaintiffs") against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. As a result of motions for dismissal and for summary judgment filed by Third Party Plaintiff, the potential liability of Slaterdome is limited to indemnification for certain legal expenses of Third Party Plaintiff. Slaterdome and Third Party Plaintiff are presently involved in settlement negotiations regarding such claim and Slaterdome anticipates that such matter will be resolved amicably in the near future.

Item 2.   Changes in Securities.

a).  Not Applicable.

b).  Not Applicable.

c).

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

     In connection with the amounts due from us to Mr. Salna, as well as, any additional amounts advanced by Mr. Salna on our behalf through December 31, 2003, we and Mr. Salna have agreed to satisfy the repayment of such amounts in exchange for one share of our common stock for each ten cents of the amounts due from us to Mr. Salna. We, therefore, have issued 6,850,000 shares of our common stock to Mr. Salna. We made such issuance in reliance upon Section 4(2) of the Securities Act. The party to whom securities are issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities.
 All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

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

Item 5.   Other Information.

     At a meeting of our Board of Directors held on December 28, 2003, Robert Salna was appointed as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer to serve in such capacities until such time as a successor to Robert Salna in any such capacities has been appointed by our Board of Directors.

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

10.9 Subscription Note executed by Robert Salna in favor of the Company(3)

10.10   Consulting Agreement Number 1 with Tinamilu Holdings(3)

10.11   Consulting Agreement Number 2 with Tinamilu Holdings(3)

10.12   Cedar Ridge Operating Agreement(4)

10.13   Vintage Lease (4)

10.14   White Rock Lease (4)

21.1    List of Subsidiaries(4)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(5)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(5)

32.1    Certification of Chief Financial Officer under Section
        1350(5)

32.2    Certification of Chief Executive Officer under Section
        1350(5)

99.1    Report of Schlumberger Limited(4)


(1)Filed electronically as part of the Company's Form 10-SB.

(2)Filed electronically as part of the Company's Amendment One to Form 10-SB.

(3)Filed electronically as part of the Company's Amendment Two to Form 10-SB.

(4)Filed electronically as part of the Company's Form 10KSB for the year ended December 31, 2002.

(5)Filed electronically herewith.


     (b)  Reports on Form 8-K.

     Not Applicable.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER PETROLEUM CORP.



Date: 01/15/04                By: /s/ Robert Salna
                              -----------------------------
                              Robert Salna, President and principle
                              executive officer



Date: 01/15/04                By: /s/ Robert Salna
                              -----------------------------
                              Robert Salna, principal financial officer