Form 10QSB
period 2003-06-30
DOVER PETROLEUM INC
filed 2004-01-15
CIK 1166801

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003


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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of June 30, 2003 and December
     31, 2002

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss) for the three month periods ended June 30, 2003 and June 30, 2002, for the six month periods ended June 30, 2003 and June 30, 2002 and for the period inception (June 14, 2001) to June 30, 2003

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002 and for the period inception (June 14, 2001) to June 30, 2003

(d)  Notes to Financial Statements

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

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of June 30, 2003 and December
     31, 2002


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS


                                     June 30, 2003 December 31,
                                      (unaudited)  2002
                                                     (audited)

Assets

Current Assets:

 Cash and cash equivalents                 $118,727    $2,206,997

 Prepaid expenses                            18,104       100,863

 Other current assets                        18,409        18,409

                                         ----------    ----------

  Total Current Assets                      155,240     2,726,269



Property and Equipment (Net)                      -             -

Oil Concession Rights                       942,353       942,353

Unproved Mineral Interest In              6,321,491     4,220,651
Properties

                                         ----------    ----------

  Total Assets                           $7,419,084    $7,889,273

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Accounts payable and accrued
 expenses                                   178,569     2,483,400

                                         ----------    ----------

 Total Current Liabilities                  178,569     2,483,400



Long Term Liabilities

     Stockholders' loan payable             423,367        75,000

     Minority interest in subsidiary
                                          2,051,768     1,521,474

                                         ----------    ----------

Total Liabilities                        $2,653,704    $4,079,874

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Common stock, 500,000,000
authorized $.001 par value,
50,449,160 issued and outstanding
at June 30, 2003 and December 31,
2002                                         50,449        50,449

Additional paid-in capital                6,064,279     6,064,279

Stock subscription receivable                     -   (1,147,650)

Foreign currency translation
adjustment                                    (311)         1,662

Deficit accumulated during the
development stage                       (1,349,037)   (1,159,341)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                               4,765,380     3,809,399

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)         $7,419,084    $7,889,273

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss) for the three month periods ended June 30, 2003 and June 30, 2002, for the six month periods ended June 30, 2003 and June 30, 2002 and for the period inception (June 14, 2001) to June 30, 2003


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS)
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended June
                                       Ended June     30, 2002
                                        30, 2003

Revenues:                                         -             -

                                         ----------    ----------

Costs:

General and administrative expenses          21,639       291,933

Consulting expenses                          48,338        41,379

                                         ----------    ----------

Total Costs                                  69,977       333,312

                                         ----------    ----------

Loss from Operations                       (69,977)     (333,312)



Other Income

  Interest Income                                 -         4,444

                                         ----------    ----------

Net Loss                                   (69,977)     (328,868)



Other comprehensive income:

 Foreign currency translation
adjustment                                    (311)         1,662

                                         ----------    ----------

Comprehensive Loss                        $(70,288)    $(327,206)

                                         ==========    ==========

Earnings (Loss) per Share:

 Basic and diluted income (loss) per        $(0.00)       $(0.00)
 share:

                                         ==========    ==========

Basic and diluted weighted average       43,926,882    40,651,433
common shares outstanding

                                         ==========    ==========




                        For the Six   For the Six  Period from
                       Months Ended  Months Ended   Inception
                       June 30, 2003 June 30, 2002  (June 14,
                                                     2001) to
                                                   June 30,
                                                   2003

Revenues:                           -             -            -

                           ----------    ----------   ----------

Costs:

General and
administrative
expenses                      100,391       369,468      773,023

Consulting expenses            95,315       168,379      617,927

                           ----------    ----------   ----------

Total Costs                   195,706       537,847    1,390,950

                           ----------    ----------   ----------

Loss from Operations        (195,706)     (537,847)  (1,390,950)



Other Income

  Interest Income               6,321         4,444       42,224

                           ----------    ----------   ----------

Net Loss                    (189,385)     (533,403)  (1,348,726)

Other comprehensive
income:

  Foreign currency
translation adjustment          (311)         1,662        (311)

                           ----------    ----------   ----------

Comprehensive Loss         $(189,696)    $(531,741) $(1,349,037)

                           ==========    ==========   ==========

Earnings (Loss) per
Share:

 Basic and diluted            $(0.00)       $(0.00)      $(0.00)
income (loss) per
 share:

                           ==========    ==========   ==========

Basic and diluted          43,926,882    36,624,496   29,445,147
weighted average
common shares
outstanding

                           ==========    ==========   ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002 and for the period inception (June 14, 2001) to June 30, 2003


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                        For the Six   For the Six    For the
                       Months Ended  Months Ended     Period
                       June 30, 2003 June 30, 2002  Inception
                                                    (June 14,
                                                     2001) to
                                                   June 30,
                                                   2003

Cash Flows from
Operating Activities:

Net income (loss)          $(189,696)    $(533,403) $(1,349,037)

Adjustments to
reconcile net
income(loss) to net
cash (used in)
provided by operating
activities

 Depreciation                       -         1,513            -

 Stock issued for
consulting services                 -             -      325,000

Change in assets and
liabilities net of
effects from:

  Change in foreign
currency translation          (1,973)         1,662        (311)

  (Increase) in other
current assets                      -             -     (18,409)

 (Increase) decrease
in prepaid expenses            82,759     (158,621)        6,836

 Write-off fixed
assets                              -             -        5,834

 Increase (decrease)
in accounts payable
and accrued
liabilities               (2,304,831)      (40,141)    (312,638)

                           ----------    ----------   ----------

   Net cash (used in)
provided by operating
activities                (2,413,741)     (728,990)  (1,342,725)

                           ----------    ----------   ----------

Cash Flows from
Investing Activities:

 Cash acquired in
reverse acquisition                 -             -      133,500

 Cost of acquisition
of unproved mineral
interest in property      (2,100,840)     (340,000)  (6,016,491)

Oil Concessions Rights              -            -      (63,853)

                           ----------    ----------   ----------

  Net cash (used in)
provided by investing
activities                (2,100,840)    (340,000)   (5,946,844)

                           ----------    ----------   ----------

Cash Flows from
Financing Activities:

Proceeds of note
payable                             -       100,000            -

Minority Interest
Investment in
Subsidiary                    530,294             -      530,294

Net Proceeds from
issuance of common
stock                       1,147,650     3,258,524    6,454,635

Proceeds (repayment)
of stockholders' loan         348,367     (121,500)      423,367

                           ----------    ----------   ----------

Net cash provided by
(used in) financing
activities                  2,026,311     3,237,024    7,408,296

                           ----------    ----------   ----------

Net
Increase(Decrease)in
Cash and Cash
Equivalents               (2,488,270)     2,168,034      118,727

Cash and Cash
Equivalents,
beginning of period         2,606,997        59,150            -

                           ----------    ----------   ----------

Cash and Cash
Equivalents, end of
period                       $118,727    $2,227,184     $118,727

                           ==========    ==========   ==========

Supplemental
Disclosure of Cash
Flow Information:

 Cash paid during the
period for:

  Interest                         $-            $-           $-

                           ==========    ==========   ==========

  Taxes                             -             -            -

                           ==========    ==========   ==========



Supplemental
Disclosure of Noncash
Financing Activities:

  Stock issued for
oil concession rights              $-      $800,000     $878,500

                           ==========    ==========   ==========

  Stock issued for
subscription
receivable                         $-    $2,384,112           $-

                           ==========    ==========   ==========



Supplemental
Disclosures of
Noncash Investing
Activities:

 Fair value of assets
acquired other than
cash                               $-            $-     $605,000

 Liabilities assumed                -             -    (300,000)

 Common stock issued                -             -      (5,000)

                           ----------    ----------   ----------

Cost of Acquisition
Net of Cash Acquired               $-            $-     $300,000

                           ==========    ==========   ==========



Minority interest in                             $-
subsidiary                 $(530,294)               $(2,051,778)

                           ==========    ==========   ==========



Reverse acquisition:

 Fair value of assets
acquired                           $-            $-      $30,774

 Liabilities assumed               $-            $-   $(191,207)

 Common stock issued                -             -       26,933

                           ----------    ----------   ----------

Cash Acquired                      $-            $-   $(133,500)

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

                            June 30, 2003


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

The statements of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

In May, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of the year ending September 30, 2004. The adoption of SFAS 150 had no impact on the Company's financial condition or results of operations for the year ended December 31, 2002, and the Company does not expect the adoption of this pronouncement to have a significant impact on its future financial condition or results of operations.

3.  COMMITMENTS AND CONTINGENCIES

Litigation

Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Third Party Plaintiff has filed a motion to dismiss the legal proceedings, which motion was granted in January, 2004 and summary judgment made in favor of Third Party Plaintiff. Slaterdome is in settlement discussion regarding Third Party Plaintiff's indemnification claim, which is now limited to legal expenses, and expects it to be resolved shortly.

4.  STOCKHOLDERS' LOAN PAYABLE

During the six months ended June 30, 2003 a stockholder has loaned the company a total of $348,367 in order for the company to continue operations. This loan is unsecured, payable on demand and non-interest bearing and it is anticipated that this loan will be converted into common stock.


5.  STOCKHOLDERS' EQUITY

Capital

During the six months ended June 30, 2003 the Company received
$1,147,650 from the full collection of its stock subscription receivable at December 31, 2002.

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

In the 3 months ended June 30, 2003, we incurred a loss of $70,288 in funding our operations. In addition, drilling activities commenced in connection with certain leases related to our Wyoming Asset . For the 6 months ended June 30, 2003, we incurred losses of $189,696 in funding our corporate operations and drilling activities.

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

c).  Not Applicable.

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