Form 10QSB
period 2003-09-30
DOVER PETROLEUM INC
filed 2004-01-15
CIK 1166801

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003


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

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2003 and
     December 31, 2002

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss) for the three month periods ended September 30, 2003 and September 30, 2002, for the nine month periods ended September 30, 2003 and September 30, 2002 and for the period inception (June 14, 2001) to September 30, 2003

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and September 30, 2002 and for the period inception (June 14, 2001) to September 30, 2003

(d)  Notes to Financial Statements

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

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of September 30, 2003 and
     December 31, 2002


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS


                                       September   December 31,
                                        30, 2003   2002
                                      (unaudited)    (audited)

Assets

Current Assets:

 Cash and cash equivalents                 $172,042    $2,206,997

 Prepaid expenses                            18,104       100,863

 Other current assets                        18,409        18,409

                                         ----------    ----------

  Total Current Assets                      208,555     2,726,269



Property and Equipment (Net)                      -             -

Oil Concession Rights                       942,353       942,353

Unproved Mineral Interest In              6,407,070     4,220,651
Properties

                                         ----------    ----------

  Total Assets                           $7,557,978    $7,889,273

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Accounts payable and accrued
 expenses                                   182,318     2,483,400

                                         ----------    ----------

 Total Current Liabilities                  182,318     2,483,400



Long Term Liabilities

     Stockholders' loan payable             625,432        75,000

     Minority interest in subsidiary
                                          2,051,768     1,521,474

                                         ----------    ----------

Total Liabilities                        $2,859,518    $4,079,874

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Common stock, 500,000,000
authorized $.001 par value,
50,449,160 issued and outstanding
at September 30, 2003 and December
31, 2002                                     50,449        50,449

Additional paid-in capital                6,064,279     6,064,279

Stock subscription receivable                     -   (1,147,650)

Foreign currency translation
adjustment                                  (1,333)         1,662

Deficit accumulated during the
development stage                       (1,414,935)   (1,159,341)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                               4,698,460     3,809,399

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)         $7,557,978    $7,889,273

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b)  Consolidated Statements of Operations and Comprehensive Income
     (Loss)for the three month periods ended September 30, 2003 and September 30, 2002, for the nine month periods ended September 30, 2003 and September 30, 2002 and for the period inception (June 14, 2001) to September 30, 2003


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS)
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months        Ended
                                         Ended       September
                                       September      30, 2002
                                        30, 2003

Revenues:                                         -             -

                                         ----------    ----------

Costs:

General and administrative expenses           6,965       109,699

Consulting expenses                          57,601        36,270

                                         ----------    ----------

Total Costs                                  64,566       145,969

                                         ----------    ----------

Loss from Operations                       (64,566)     (145,969)



Other Income

  Interest Income                                 -        16,350

                                         ----------    ----------

Net Loss                                   (64,566)     (129,619)



Other comprehensive income:

 Foreign currency translation
adjustment                                  (1,333)         1,662

                                         ----------    ----------

Comprehensive Loss                        $(65,899)    $(127,057)

                                         ==========    ==========

Earnings (Loss) per Share:

 Basic and diluted income (loss) per        $(0.00)       $(0.00)
 share:

                                         ==========    ==========

Basic and diluted weighted average       43,926,882    41,151,433
common shares outstanding

                                         ==========    ==========




                       For the Nine  For the Nine  Period from
                       Months Ended  Months Ended   Inception
                         September     September    (June 14,
                          30, 2003      30, 2002     2001) to
                                                    September
                                                     30, 2003

Revenues:                           -             -            -

                           ----------    ----------   ----------

Costs:

General and
administrative
expenses                      107,356       479,167      779,988

Consulting expenses           152,915       204,649      675,527

                           ----------    ----------   ----------

Total Costs                   260,271       683,816    1,455,515

                           ----------    ----------   ----------

Loss from Operations        (260,271)     (683,816)  (1,455,515)



Other Income

  Interest Income               6,321        20,794       42,224

                           ----------    ----------   ----------

Net Loss                    (253,950)     (663,022)  (1,413,291)

Other comprehensive
income:

  Foreign currency
translation adjustment        (1,644)         1,662      (1,644)

                           ----------    ----------   ----------

Comprehensive Loss         $(255,594)    $(661,360) $(1,414,935)

                           ==========    ==========   ==========

Earnings (Loss) per
Share:

 Basic and diluted            $(0.00)       $(0.00)      $(0.00)
income (loss) per
 share:

                           ==========    ==========   ==========

Basic and diluted          43,926,882    42,602,863   29,445,147
weighted average
common shares
outstanding

                           ==========    ==========   ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and September 30, 2002 and for the period inception (June 14, 2001) to September 30, 2003


                DOVER PETROLEUM CORP. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                       For the Nine  For the Nine    For the
                       Months Ended  Months Ended     Period
                         September     September    Inception
                          30, 2003      30, 2002    (June 14,
                                                     2001) to
                                                    September
                                                     30, 2003

Cash Flows from
Operating Activities:

Net income (loss)          $(255,594)    $(633,022) $(1,414,935)

Adjustments to
reconcile net
income(loss) to net
cash (used in)
provided by operating
activities

 Depreciation                       -         2,018            -

 Stock issued for
consulting services                 -             -      325,000

Change in assets and
liabilities net of
effects from:

  (Increase) in other
current assets                      -             -     (18,409)

  Change in foreign
currency translation          (2,995)         1,662      (1,333)

 (Increase) decrease
in prepaid expenses            82,759     (164,772)        6,836

 Write-off fixed
assets                              -             -        5,834

 Increase (decrease)
in accounts payable
and accrued
liabilities               (2,301,082)       254,414    (308,889)

                           ----------    ----------   ----------

   Net cash (used in)
provided by operating
activities                (2,476,912)     (569,700)  (1,405,896)

                           ----------    ----------   ----------

Cash Flows from
Investing Activities:

 Cash acquired in
reverse acquisition                 -             -      133,500

 Cost of acquisition
of unproved mineral
interest in property                -             -            -

Oil Concessions Rights              -     (69,833)      (63,853)

Cost of unproved
mineral interest in
properties                (2,186,419)   (1,070,339)  (6,102,070)

                           ----------    ----------   ----------

  Net cash (used in)
provided by investing
activities                (2,186,419)  (1,140,172)   (6,032,423)

                           ----------    ----------   ----------

Cash Flows from
Financing Activities:

Proceeds of note
payable                             -       100,000            -

Minority Interest
Investment in
Subsidiary                    530,294             -      530,294

Net Proceeds from
issuance of common
stock                       1,147,650     4,715,073    6,454,635

Proceeds (repayment)
of stockholders' loan         550,432     (121,500)      625,432

                           ----------    ----------   ----------

Net cash provided by
(used in) financing
activities                  2,228,376     4,693,573    7,610,381

                           ----------    ----------   ----------

Net
Increase(Decrease)in
Cash and Cash
Equivalents               (2,434,955)     2,983,701      172,042

Cash and Cash
Equivalents,
beginning of period         2,606,997        59,150            -

                           ----------    ----------   ----------

Cash and Cash
Equivalents, end of
period                       $172,042    $3,042,851     $172,042

                           ==========    ==========   ==========

Supplemental
Disclosure of Cash
Flow Information:

 Cash paid during the
period for:

  Interest                         $-            $-           $-

                           ==========    ==========   ==========

  Taxes                             -             -            -

                           ==========    ==========   ==========



Supplemental
Disclosure of Noncash
Financing Activities:

  Stock issued for
oil concession rights              $-      $800,000     $878,500

                           ==========    ==========   ==========

  Stock issued for
subscription
receivable                         $-    $1,425,063           $-

                           ==========    ==========   ==========



Supplemental
Disclosures of
Noncash Investing
Activities:

 Fair value of assets
acquired other than
cash                               $-            $-     $605,000

 Liabilities assumed                -             -    (300,000)

 Common stock issued                -             -      (5,000)

                           ----------    ----------   ----------

Cost of Acquisition
Net of Cash Acquired               $-            $-     $300,000

                           ==========    ==========   ==========



Minority interest in       $(530,294)            $- $(2,051,778)
subsidiary

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

                          September 30, 2003


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

The statements of operations for the three and nine months ended
September 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

4.  STOCKHOLDERS' LOAN PAYABLE

During the nine months ended September 30, 2003 a stockholder loaned the company a total of $550,432 in order for the company to continue operations. This loan is unsecured, payable on demand and non-interest bearing and it is anticipated that this loan will be converted into common stock.


5.  STOCKHOLDERS' EQUITY

Capital

During the nine months ended September 30, 2003 the Company received $1,147,650 from the full collection of its stock subscription receivable at December 31, 2002.

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

In the 3 months ended September 30, 2003, we incurred a loss of $65,899 in funding our operations. In addition, drilling activities continued in connection with certain leases related to our Wyoming Asset . For the 9 months ended September 30, 2003, we incurred losses of $255,594 in funding our corporate operations and drilling activities.

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