Form 10KSB
period 2003-12-31
DOVER PETROLEUM INC
filed 2004-05-05
CIK 1166801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                        Commission File Number 000-09489

                              DOVER PETROLEUM CORP.
                              ---------------------
                 (Name of Small Business Issuer in its charter)

              Nevada                                    91-1918322
              ------                                    ----------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                               10225 Yonge Street
                     Richmond Hill, Ontario, Canada L4C 3B2
                     --------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (905) 884-6958

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class    Name of each exchange on which each is registered
               None                             None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                ------------------------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues (losses) for the fiscal year ended December 31, 2003 totaled ($5,357,048)

         The number of shares of the issuer's common stock outstanding as of April 13, 2004 was 62,836,083. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2004, based on the average bid and ask price of such common equity as of such date, was approximately $3,468,421.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

            Transition Small Business Disclosure Format:    Yes___  No X

                                TABLE OF CONTENTS


                                                                                                    Page

PART I

            ITEM 1.   DESCRIPTION OF BUSINESS..............................................          4
            ITEM 2.   DESCRIPTION OF PROPERTY..............................................          13
            ITEM 3.   LEGAL PROCEEDINGS....................................................          18
            ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................................          18

PART II

            ITEM 5.   MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................................         18
            ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.................................         21
                         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ITEM 7.   FINANCIAL STATEMENTS.................................................         29
            ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................         29
            ITEM 8A.  CONTROLS AND PROCEDURES..............................................         29

PART III

            ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................................         30
            ITEM 10.  EXECUTIVE COMPENSATION...............................................         32
            ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................................         34
            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................         34
            ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K.....................................         36
            ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................         37

FINANCIAL STATEMENTS
SIGNATURES

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This report by Dover Petroleum Corp. (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

         o our ability to discover commercially viable oil reserves or natural gas deposits;

         o the loss of the services of any member of our management team and, in particular, the loss of the services of Robert Salna, our Chief Executive Officer, Chief Financial Officer, President and Secretary;

         o the implementation of any government regulation or taxation that could make it more difficult or more costly to continue drilling activities;

         o        our ability to obtain financing as and when we need it; and

         o other factors, all of which are difficult to predict and many of which are beyond our control.

         You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

         We were incorporated under the laws of the State of Nevada on July 9, 1998 as Coretech Industries, Inc.

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

         On September 21, 2001, we concluded a voluntary share exchange transaction (the "Slaterdome Share Exchange") with all of the shareholders of Slaterdome, Inc., a Florida corporation ("Slaterdome"), whereupon Slaterdome became our wholly owned subsidiary. At the time we concluded the Slaterdome Share Exchange transaction, 18,350,000 shares of Slaterdome common stock was outstanding and was held by 9 shareholders (the "Slaterdome Shareholders"). Robert Salna was a Slaterdome Shareholder and owned 8,300,000 Slaterdome shares, Allan Ibbitson was a Slaterdome Shareholder and owned 500,000 Slaterdome shares and the remaining 9,550,000 Slaterdome shares were owned by unrelated third parties. On January 17, 2002, Mr. Salna and Mr. Ibbitson became members of our board of directors. Slaterdome was formed on June 14, 2001 for the purpose of acquiring the 16.6667% working and operating rights interest (the "Wyoming
Asset") of Wyoming Oil & Minerals, Inc. ("Wyoming") in certain oil and gas leases, and on July 16, 2001, the asset purchase transaction between Slaterdome and Wyoming was concluded and Slaterdome acquired the Wyoming Asset.

         On March 31, 2002, we concluded a voluntary share exchange transaction (the "Dover Egypt Exchange") with all of the shareholders of Dover Petroleum Egypt I, Inc., a Florida corporation ("Dover Egypt"), whereupon Dover Egypt became our wholly owned subsidiary. At the time we concluded the Dover Egypt Share Exchange transaction, 1,600,000 shares of Dover Egypt common stock was outstanding and was held by three shareholders (the "Dover Egypt Shareholders"). Robert Salna was a Dover Egypt Shareholder and owned 1,000,000 Dover Egypt shares, Allan Ibbitson was a Dover Egypt Shareholder and owned 500,000 Dover Egypt shares and Edward H. Gilbert, our legal counsel, owned 100,000 Dover Egypt shares. Dover Egypt was formed on August 2, 2001 for the purpose of becoming the owner by virtue of a joint venture agreement (the "Dover Egypt Joint Venture Agreement") of 50% of the partnership interests of Dover Petroleum Egypt Joint Venture ("Dover Egypt Joint Venture"). The remaining 50% of the interests of the Dover Egypt Joint Venture are owned by the following parties in the percentage amounts indicated: (i)Robert Salna, 15%; (ii) Ghareeb M Awad, 23.75%; (iii) 954502 Alberta Ltd. ("Alberta, Ltd."), 6.25%; and (iv) Brokton International, Ltd., 5%.

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

         Our corporate headquarters is located at 10225 Yonge Street, Richmond Hill, Ontario, Canada, L4C 3B2. Our telephone number is (905) 884-6958.

OUR BUSINESS

         WYOMING ASSET

         We own the Wyoming Asset through our wholly owned subsidiary Slaterdome. The Wyoming Asset consisted of a 16.6667% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado (the "Leases"). Approximately 50% of the remaining 83.33% of such working and operating rights interests in the Leases were owned by Phillips Petroleum Company and the remaining approximately 33.33% of such working and operating rights interests in the Leases were owned by Skyline Resources, Inc. The working and operating rights interest is limited to a depth of fifty feet below the base of the Mesa Verde formation and was subject to the terms and conditions of various agreements, including but not limited to an exploration agreement between Energy Investments, Inc. and Skyline Resources, Inc. ("Skyline") and an operating agreement in favor of Phillips Petroleum Company (the "Operating Agreement"). Likewise, such interest is proportionately subject to all burdens, restrictions, exceptions, charges agreements and other matters existing of record, and Slaterdome is required to pay its pro-rata share of all amounts due and payable under the leases, including but not limited to royalty and production payments.

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

         On April 19, 2002, Wyoming, Phillips and Slaterdome entered into a settlement and mutual release agreement (the "Settlement Agreement"). Phillips accepted payment of $300,000 for any and all amounts outstanding up to and including January 1, 2002 and Slaterdome agreed to pay any amounts attributable to it under the Operating Agreement as same becomes due. Since no substantive activity under the Operating Agreement has occurred sine the January 1, 2002, Slaterdome does not anticipate any significant additional payment obligations to Phillips Petroleum. Likewise, Slaterdome does not anticipate any additional payment obligation in connection with the Wyoming Asset until after a new operating party has been engaged and further development activity commences. Based upon the Settlement Agreement, the Phillips Litigation was dismissed with prejudice by Phillips and Wyoming. As a result of the foregoing circumstances, we are unable to determine what value Wyoming Asset will have to us.

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

         Thereafter, Skyline conveyed 36.6666% of its 66.6666% of the working and operating rights interest in the Leases and the remainder of the Phillips Assets to Cedar Ridge, LLC. ("Cedar Ridge"). Slaterdome, Skyline and Cedar Ridge have agreed that Cedar Ridge will serve as operator under the Leases. Accordingly, Slaterdome, Skyline and Cedar Ridge executed an operating agreement (the "Cedar Ridge Operating Agreement") with an effective date of February 28, 2003. Pursuant to the Cedar Ridge Operating Agreement, in May 2003 Cedar Ridge submitted a work proposal to Slaterdome and Skyline, which proposal was approved by Slaterdome and Skyline and, thereupon, Slaterdome paid 33.3334% of the work proposal costs in the amount of $472,065 to Cedar Ridge.

         Cedar Ridge's drilling activities in accordance with the work proposal have shown indications of potentially commercially viable natural gas deposits. Cedar Ridge has tested seven Coalbed methane wells within the Slater Dome Area. All seven of the wells have provided proof of the presence of economic natural gas reserves associated with Coalbed methane. It appears that at least three of the seven will produce economically recoverable quantities of natural gas. One well was tested at a rate of 1.5 million cubic feet of gas per day ("MMCFGPD").

         Drilling of a new well in the Slater Dome Area began April 7, 2004 and is expected to last approximately one week. Once the drilling is complete, electric logging will begin to determine if natural gas is present and if so, what flow rates can be achieved. This well was originally expected to be drilled in February, but was delayed due to weather conditions. This area is a dual target opportunity where we will drill both the Deep Creek Sands Formation and the Isles Coal Formation.

         As a result of these findings, Dover and its partners believe the Wyoming Asset contains enough commercially recoverable quantities of natural gas to warrant construction of a 6 inch, 18 mile long gas gathering pipeline to take the natural gas to market. We have almost obtained all of the necessary permits to build the gas gathering pipeline. The pipeline will be a 6-inch, eighteen-mile natural gas gathering pipeline capable of carrying 16 million cubic feet of gas per day. We anticipate that the pipeline will be built by a third party, at no initial cost to Dover.

         NO ASSURANCES CAN BE PROVIDED THAT THE SLATER DOME AREA CONTAINS ANY COMMERCIALLY RECOVERABLE NATURAL GAS. IN ADDITION, SUBSTANTIAL ADDITIONAL CAPITAL WILL BE REQUIRED IN ORDER TO BRING SUCH RESOURCES INTO PRODUCTION, AND NO ASSURANCE CAN BE PROVIDED THAT SUCH CAPITAL WILL BE AVAILABLE TO DOVER PETROLEUM.

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

DOVER EGYPT JOINT VENTURE

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

         As of the date hereof, there have been three exploration drilling projects in East Wadi Araba Area (EWA 3X, EWA 2X and EWA 1X), the results of which are described hereinafter. As of the date hereof, there are no active oil production operations on any portion of the East Wadi Araba Area covered under the Concession Agreement.

            Under the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt is required to invest the $4,000,000 mandated under the Concession Agreement for the drilling of two exploration wells in the Area. This obligation serves as the consideration for the acquisition by Dover Egypt of its interest in the Dover Egypt Joint Venture, and accordingly, none of the other parties owning the partnership interests in Dover Egypt Joint Venture are required to contribute to the payment of the initial $4,000,000 investment by Dover Egypt. Subsequent to the initial $4,000,000 investment by Dover Egypt, each and every of the parties owning the partnership interests in the Dover Egypt Joint Venture are required to make pro rata contributions to the capital of the Dover Egypt Joint Venture to the extent that such additional capital is required as a result of its obligations under the Option Agreement or the Concession Agreement. To the extent that any party owning a partnership interest in the Dover Egypt Joint Venture fails or refuses to make any such required pro rata contribution, such party will be subject to the rights and remedies provided as a part of the Dover Egypt Joint Venture Agreement, which might result in the loss of such party's interest in the Dover Egypt Joint Venture. Mr. Awad did not sign the Dover Egypt Joint Venture Agreement and we withdrew our offer to Mr. Awad to sign such agreement in February 2004. As a result, we believe Mr. Awad remains bound by the Joint Venture Agreement among the partners signed in May 2001. The Concession Agreement mandates the expenditure of the $4,000,000 within 3 years from the date of advertisement of the passage of the Concession Agreement into Egyptian law. The Concession Agreement was passed into law on June 18, 2002 and the advertising thereof occurred on July 18, 2002. Accordingly, under the Concession Agreement, the total $4,000,000 expenditure must be undertaken by approximately July, 18, 2005. As of approximately August 30, 2003, Dover Egypt Joint Venture has expended an aggregate of $5.2 million, thereby meeting and exceeding the minimum $4 million expenditure obligation. Of the $4 million minimum commitment, $3.4 million was provided by Dover Egypt to the Dover Egypt Joint Venture during 2002 and $600,000 was provided during February 2003. To date, Dover Egypt Joint Venture has expended $5.2 million in connection with the Concession Agreement, $4.0 of which was provided to the Dover Egypt Joint Venture by Dover Egypt (our subsidiary) pursuant to the minimum commitment obligation and $1.2 million of which was advanced by Robert Salna (one of our directors, our chief operating officer and our chief financial officer) to the Dover Egypt Joint Venture on behalf of the Dover Egypt Joint Venture partners. Pursuant to the Dover Egypt

Joint Venture Agreement each of the partners of the Dover Egypt Joint Venture is responsible for such partners pro rata share of the $1.2 million advanced to the Dover Egypt Joint Venture by Robert Salna. As a result, Dover Egypt (our subsidiary) is responsible to reimburse 56.25% ($675,000) of the amounts advanced by Robert Salna to the Dover Egypt Joint Venture. As further described hereinafter, Mr. Salna has received 6,850,000 shares of our common stock in full payment of this outstanding obligation.

         We have concluded certain offerings of our securities (see Item 5 of Part II, Recent Sales of Unregistered Securities).

         In connection with such offerings, we sold 13,300,000 Units (as hereinafter described) and received aggregate offering proceeds in cash of $4,369,900 and the Salna Subscription Note (as hereinafter described) in the amount of $2,280,100. Each Unit included in such offerings consisted of one share of our common stock and one warrant (an aggregate of 13,300,000 of such warrants) to purchase one share of our common stock and was sold at a price of fifty cents per Unit. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times. 13,000,000 of such warrants expired on January 31, 2003 without any execution thereof by any holder, and 300,000 of such warrants expire on December 31, 2003. As of the date hereof, there has been no exercise of any of the unexpired warrants.

         As part of the sale of the 13,300,000 Units described above, Robert Salna, one of our directors, our chief executive officer and our chief financial officer executed a subscription agreement (the "Salna Subscription Agreement") in connection with the purchase of 4,560,200 Units in exchange for a promissory note (the "Salna Subscription Note"). Under the Salna Subscription Note, the principal balance outstanding was, initially, to be paid by Mr. Salna to us in eight (8) equal monthly installments (each, an "Installment") of principal in the amount of $285,012.50, along with accrued interest at the rate of four percent (4%) per annum on the then outstanding principal balance, with the first of such Installments being due on August 16, 2002 and with the remaining Installments being due monthly thereafter on the 16th day of each subsequent month until March 16, 2003. Mr. Salna made five Installments, totaling $1,425,062.50, between August 2002 and January 2003. Effective January, 2003, we and Mr. Salna agreed, in part due to Mr. Salna's having advanced sums due from Dover Egypt in connection with the Dover Egypt Joint Venture, to modify the Salna Subscription Note to eliminate the accrual of interest and to permit payment of the balance due thereunder in such increments as determined appropriate by Mr. Salna, provided that the entire unpaid balance due under the Salna Subscription Note was paid not later than August 31, 2003. Mr. Salna funded the remaining balance due under the Salna Subscription Note in the amount of $855,037.50 between February and June 2003, at which time the Salna Subscription Note was paid in full and cancelled. In accordance with the terms of the Salna Subscription Note and the Salna Subscription Agreement, we are obligated to, and we have issued 4,560,200 shares of our common stock to Mr. Salna. Notwithstanding our obligation under the Salna Subscription Note and the Salna Subscription Agreement to issue 4,560,200 warrants to Mr. Salna, since such warrant expired in January 2003, we and Mr. Salna have agreed that we are under no obligation to issue same.

         In connection with the amounts due from Dover Petroleum to Mr. Salna, as well as, any additional amounts advanced by Mr. Salna on our behalf through December 31, 2003, we repaid Mr. Salna such amounts by exchanging one share of our common stock for each ten cents of the amounts due from us to Mr. Salna. In December 2003, we issued 6,850,000 shares of our common stock to Mr. Salna.

      The Dover Egypt Joint Venture Agreement amended, restated and superseded a preliminary joint venture agreement dated May 28, 2001 (the "Prior Joint Venture Agreement"). Mr. Awad, the owner of twenty three and seventy five one hundredths percent (23.75%) of the interests under the Prior Joint Venture Agreement (the "Minority Parties"), never executed the Dover Egypt Joint Venture Agreement. We are not certain as to the reasons why Mr. Awad is unwilling to execute the Dover Egypt Joint Venture Agreement, but we believe it is due, in part, to certain reservations about the manner in which the joint venture operating procedures are detailed in the Dover Egypt Joint Venture Agreement. The Prior Joint Venture Agreement is a two page document that, Dover Egypt believes, was a preliminary agreement created to outline the major economic points agreed upon by the parties. Dover Egypt further believes that it was anticipated by all such parties that a substitute agreement would be required in order to properly deal with all of the operational and legal issues associated with the business of the Dover Egypt Joint Venture. It was not believed that the economic terms included as part of the Dover Egypt Joint Venture Agreement differ materially from the terms included as part of the Prior Joint Venture Agreement dated May 28, 2001. We have subsequently withdrawn the offer to Mr Awad to execute the Dover Egypt Joint Venture Agreement. The Dover Egypt Joint Venture Agreement does, however, include many other provisions dealing with, among other things, operational procedures, additional capital contribution requirements, loans to the joint venture, responsibilities of the joint venture parties, rights of first refusal among the joint venture parties, termination, withdrawal of the joint venture parties, and sale or transfer of the interests of the joint venture parties. The owners of the remaining seventy six and twenty five one hundredths percent (76.25%) of the interests under the Prior Joint Venture Agreement (the "Majority Parties") have executed the Dover Egypt Joint Venture Agreement, along with an addendum thereto (the "Addendum"). The Addendum essentially provides that unless Mr. Awad executed the Dover Egypt Joint Venture Agreement, the Majority Parties shall for all purposes under the Dover Egypt Joint Venture Agreement treat Mr. Awad as if he had executed the Dover Egypt Joint Venture Agreement. However, since Mr. Awad never signed the Dover Egypt Joint Venture, we believe that Mr. Awad remains obligated to the terms of the Prior Joint Venture Agreement.

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

         Dover Egypt Joint Venture commenced the drilling of its second well (EWA-1X) during January 2003 using the Senusret Rig. EWA-1X is located in the northern corner of the East Wadi Araba Area covered by the Concession Agreement. Drilling occurred to a depth of 5000 feet. Electric logging of EWA-1X yielded an oil column of 100 feet in thickness, but test results indicated that such oil was likely immoveable heavy oil not of commercial quality. Accordingly, EWA-1X is unlikely to have commercially viable oil reserves.

         Analysis of the drill stem testing results for EWA-2X showed that the only fluids that flowed during testing were mud filtrate and sea water used for drilling. No formation water ever flowed to the surface, a significant indication of possible moveable oil in the Kareem and Thebes zones. Dover Egypt Joint Venture engaged Schlumberger Limited, a leading oilfield services company, and other consultants to produce independent well evaluation reports of EWA-2X to address the probability that oil reserves exist in 2X and whether such reserves might be commercial. Schlumberger's detailed analysis concluded that there is a probability that an estimated 220 million reservoir barrels of oil was in place in the Belayim and Thebes Zones in EWA-2X. Schlumberger was unable to provide confirmation that the oil in EWA-2X is moveable and commercial, but suggested that the electrical resistance results of the electric logging tests undertaken could indicate the possibility of moveable oil.

         Subsequent drilling in December 2003 and January 2004 failed to confirm Schlumberger's analysis at EWA-3X. The EWA-3X is the step out well adjacent to the EWA-2X and was drilled for the purpose of confirming the indications of oil reserves observed in the EWA-2X well within the Kareem and Thebes dolomitic limestone reservoirs. The EWA-3X well was drilled to a depth of 7,310 feet or the depth necessary to test the lower Matullah and Nubia sandstone reservoirs, which were a primary target left untested in the EWA-2X well. Unfortunately, no indications of oil reservoirs were found. The EWA-3X cores did indicate an unsuspected and highly unusual presence of very large (golf ball sized) nodules of anhydrite/gypsum (calcium sulphate) which have a very high electrical resistance and their peculiar distribution in the rock mimicked exactly the distribution of electrical resistance expected of an oil column. As a result, EWA-3X did not indicate any commercial oil reserves.



         Dover Egypt has been undertaking additional oil migration, magnetic and seismic studies to determine the locations most likely to contain commercially viable oil reserves for potential future drilling in East Wadi Araba. Dover is considering pursuing joint ventures with another oil company to drill additional targets.

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

GOVERNMENT REGULATION

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

EMPLOYEES

         Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. At the present time, Mr. Salna spends approximately 30 hours each week on our business. We do not currently have any employment agreement with any of our executive officers, but we may conclude such agreements in the future. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS

         We are a company incorporated under the laws of Nevada but because we are a company headquartered in Canada our investors may have difficulty enforcing civil liabilities under the U.S. federal securities laws against our officers and directors, especially because some of our directors and officers reside in Canada. Because some of our assets are located outside the U.S., it may be difficult for an investor to sue, for any reason, us or any of our directors or officers through U.S. jurisdictions. If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada. We are uncertain as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 2.   DESCRIPTION OF PROPERTY.

            Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 361-9326. We do not pay rent for the use of the Florida location. Our operating offices are located at 10225 Yonge Street, Richmond Hill, Ontario L4C 3B2 Canada. Currently, these facilities are provided to us by Robert Salna, one of our directors and our chief executive officer and chief financial officer, without charge, but such arrangement may be cancelled at any time without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy.

            Our only other  properties  consist   of the  Wyoming  Asset and our
rights under the Dover Egypt Joint Venture Agreement and the Option Agreement as to the Concession Agreement.

            Because we have only obtained preliminary results indicating the possible existence of natural gas reserves on the Wyoming Assets, we are unable to reliably determine the nature or extent of the Wyoming Assets, including but not limited to the value, if any, thereof.

            The Concession Agreement gives the Dover Investments Limited (the "Optionor") the exclusive concession for the exploration of petroleum and natural gas in and throughout the East Wadi Araba Area (the "Area"). The Area is located in the Gulf of Suez, covers 393 square kilometers and is part of the sovereign territory of the Arab Republic of Egypt. The concession granted under the Concession Agreement was previously owned by a multinational oil company, but was relinquished to the Arab Republic of Egypt in at various times pursuant to the concession agreement between that oil company and the Arab Republic of Egypt. The Egyptian General Petroleum Corporation has indicated to us that certain amounts were expended by British Gas on seismic work within the Area. We believe this information to be reliable as the Egyptian General Petroleum Corporation had a prior business relationship with British Gas. This seismic work is 2 dimensional and, after the review thereof by Dover Egypt Joint Venture, Dover Egypt Joint Venture has identified 10-priority drill targets. There can be no assurance that Dover Egypt Joint Venture will be commenced and if such drilling activity is commenced that it will be successful or that any recoverable reserves will be located.

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

            THE CONCESSION AGREEMENT

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

            Relinquishments (1):                25% of Original Area

Second Exploration Phase (2 years):

            Financial Commitments:  $4,000,000

            Work Commitments:                   Drill 2 wells

            Relinquishments (1):                25% of Original Area

Third Exploration Phase (2 years):

            Financial Commitments:  $4,500,000

            Work Commitments:                   Drill 2 wells

            Relinquishments (1):                Remainder of Undeveloped Block

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

            Dover Egypt Joint Venture drilled its first three target wells (EWA-3X, EWA-2X AND EWA-1X) and the results thereof are described above as part of the discussion captioned "Business".

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

            (4) Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

ITEM 3.   LEGAL PROCEEDINGS.

         Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and our subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the "Plaintiffs") against Third Party Plaintiff. The Plaintiff sought damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. We have settled this dispute with Third Party Plaintiff in February 2004 in which the dispute was dismissed with prejudice for the sum of $25,000 paid to Vintage, $15,000 of which was paid by us.




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We have been advised by Robert Salna that he has recently obtained consents signed by stockholders holding a majority of our voting power (the "Shareholder Consents") which Shareholder Consents were solicited by Salna for the election of four directors and certain other actions. In utilizing the Shareholder Consents for the taking of corporate action, Robert Salna relied on the provisions of Nevada Revised Statutes Section 78.320.2., which provides, as herein relevant, that unless otherwise provided in the articles of incorporation or the bylaws, any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if, before or after the action, a written consent thereto is signed by stockholders holding at least a majority of the voting power.

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

            As a result of the receipt of the Shareholder Consents by Robert Salna in compliance with the provisions of Nevada corporate law and the opinion of counsel to us, on December 15, 2003, Messrs. Salna, Kilambi, Nuttall and Ymar were elected as Directors. The election of Messrs. Salna, Kilambi, Nuttall and Ymar constituted a change of control of the Company. In January 2004, the election of these directors were ratified at a special meeting of shareholders.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently traded through the Pink Sheets, LLC (the "Pink Sheets") under the symbol "DVPC". The market for our common stock it has been extremely limited and sporadic over the past several years.

         The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last fiscal year, the only full fiscal year during which our common stock traded, as reported by Yahoo! Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                PERIOD                     HIGH                  LOW
                                       --------------------------     ----------------     -----------------

Fiscal Year Ended December 31, 2002    First Quarter                            $1.95                 $1.87
                                       Second Quarter                           $1.14                 $1.07
                                       Third Quarter                            $0.83                 $0.72
                                       Fourth Quarter                           $1.26                 $0.94

Fiscal Year Ended December 31, 2003    First Quarter                            $1.11                 $0.17
                                       Second Quarter                           $0.31                 $0.14
                                       Third Quarter                            $0.29                 $0.15
                                       Fourth Quarter                           $0.35                 $0.15


         As of April 13, 2004, there were approximately 99 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

         Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future.

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

         On March 30, 2002, our board of directors authorized us to offer (collectively, the "Current Offerings") and sell up to 12,000,000 units (the "Units") which Units consist of 12,000,000 shares of our common stock (the
"Shares") and warrants (the "Warrants") to acquire an additional 12,000,000 shares of our common stock pursuant to the provisions of Regulation D, Rule 506 under the Securities Act (the "Recent Regulation D Offering") solely to Accredited Investors (as such term is defined under the Act) and to non U.S. Persons (as such term is defined under the Act) pursuant to the provisions of Regulation S under the Securities Act (the "Recent Regulation S Offering"). Each Unit included in the Current Offerings consisted of one Share and one Warrant and was sold at a price of fifty cents per Unit. Each Warrant entitles the holder thereof to purchase one share of our common stock at a price of eighty cents at variable times, but in no event later than January 20, 2003 . One of the purchasers under the Current Offerings was, Robert Salna, one of our directors and our chief executive officer, and Mr. Salna purchased 4,560,200 Units and executed the Salna Subscription Note in our favor in the amount of $2,280,100. As part of the Current Offerings we sold 12,000,000 Units and received aggregate cash offering proceeds of $3,719,900 and the Salna Subscription Note in the amount of $2,280,100. The Salna Subscription Note has been paid in the manner described herein under the caption "Business" and at
Item 5 of Part II, Recent Sales of Unregistered Securities. We paid finder's fees in the amount of $359,840 to nine (9) third parties, none of whom are affiliated with us or any of our officers or directors, and other than such finder's fees no commissions or discounts were associated with such issuance of our common stock. Each of the parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

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

         During March 2003, we issued 15,000 shares of our common stock to one party in settlement of an outstanding obligation to pay consulting fees. We made such issuances in reliance upon Section 4(2) of the Securities Act. The party to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

         During the fourth quarter of 2003, we issued 2,500,000 shares to our directors as compensation that was valued at $700,000. Also in December 2003 we settled a loan from Mr. Salna that totaled $680,432 for 6,850,000 shares of its common stock. We made such issuances in reliance upon Section 4(2) of the Securities Act. In December 2003 we issued 1,536,923 shares of its common stock pursuant to a private placement offering for $0.13 per share. We received net subscription amounts totaling $186,250 pursuant to this stock offering. We made such issuances in reliance upon Section 4(2) of the Securities Act. The parties to whom securities were issued in connection with the foregoing, were made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that these parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such parties were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

      Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of the Wyoming Assets and pursuing, on behalf of Dover Egypt Joint Venture, exploration and exploitation of petroleum and natural gas under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt.

      Between 2002 and early 2004, we concluded certain offerings whereby we sold certain of our securities and received aggregate gross proceeds of $7,554,932.

      We used the proceeds of the offerings to meet current commitments under the Option Agreement and the Dover Egypt Joint Venture Agreement, which enabled the Dover Egypt Joint Venture to undertake certain exploration phase drilling commitments under the Concession Agreement and to enable Slaterdome to fund acquire the additional properties and fund its obligations under the Cedar Ridge Operating Agreement. Additionally, we believe that we have or have access to (via shareholder loans) sufficient funds to pay our current operating expenses for the next 12 months, including but not limited to our legal and accounting expenses to comply with our reporting obligations to the SEC and annual fees payable to the State of Nevada.

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

Additional Cautionary Statements

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

            An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors. If the Company is unable to address and deal with one or more of the risks described below or any other risks which it may face, then its business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below as well as any other possible risks that could be important.

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

            The oil and natural gas industries are subject to the payment of royalties and taxation, which tend to be high compared with those payable with respect to other commercial activities.

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

            IF WE ISSUE EQUITY SECURITIES, DILUTION WILL OCCUR.

            If additional funds are raised through the issuance of equity securities or if we otherwise issue our equity securities, the percentage ownership of our stockholders will be reduced; stockholders may experience dilution; and those securities may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

            WE CANNOT PROVIDE ANY ASSURANCE OF PROFITABILITY AND WE ANTICIPATED LOSSES.

            We have incurred losses since our inception through the end of our fiscal year 2003 of approximately $8,580,881 and we may not ever generate sufficient revenues to achieve profitability, and even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability in the future. Furthermore, our current and future drilling activities required substantial amounts in advance of the receipt of any revenue that might be generated as a result of such activities. Accordingly, we expect to sustain substantial losses. Furthermore, if we are not successful in our test well efforts within the Area or if successful, if such well is not commercially viable, we may be forced to terminate our business.

            WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE BUSINESS.

            If we are successful in achieving our plans for development, we may not be able to successfully manage our resulting business. Any growth in our business will place a significant strain on our technical, financial and managerial resources. As part of any growth of our business, we will have to implement operational and financial systems and procedures and controls to acquire, train and manage employees.

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

            THERE ARE RISKS ASSOCIATED WITH OUR PROPOSED INTERNATIONAL OPERATIONS AND EXPANSION.

            A part of our business strategy is to seek to acquire and develop leases and operations in foreign countries. If we are able to implement such strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences. If any of such risks materialize we may have little or no ability to manage them or avert any consequences there from and our business may suffer as a result.

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

            The extent and cost of future environmental restoration, remediation and abatement programs are inherently difficult to estimate. They depend on the magnitude of any possible contamination, the timing and extent of the corrective actions required and our share of liability relative to that of other solvent responsible parties. The costs of future restoration and remediation could be significant, and may be material to the results of our operations in the period in which they are recognized and may have a material impact on our financial position or liquidity. Our operations are also subject to environmental and common law claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others. There are not known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any international, United States federal, state or local environmental laws.

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




            OUR STOCK IS QUOTED ON THE PINK SHEETS AND COULD BE SUBJECT TO EXTREME VOLATILITY.

            Our common stock is currently quoted under the symbol "DVPC" on thePink Sheets, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the Pink Sheets, which would materially adverse affect the liquidity and volatility of our common stock.

            APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

            Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.

Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have a material adverse effect on the liquidity and/or market price of our common stock.

            WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

            We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

ITEM 7.     FINANCIAL STATEMENTS

            The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A.    CONTROLS AND PROCEDURES

            We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who is also our Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

            There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

            The following table sets forth certain information regarding our directors and executive officers.

                   NAME            AGE                                               TITLE
-----------------------------    ----------    -----------------------------------------------------------------------------
Robert Salna                        46         Chief Executive Officer, Chief Financial Officer, President, Secretary and
                                               Director
Oury Ymar                           41         Director
Raghunath Kilambi                   38         Director
Greg Nuttall                        38         Director
Ted McKechnie                       54         President and Director (1)

(1) As a result not of being re-elected at a Written Consent of Shareholders in December 2003 which was ratified at a Special Meeting of Shareholders in January 2004, Mr. McKechnie no longer serves as a President or Director.

            There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

            ROBERT SALNA been our director since January 2002. From 1999 and continuing currently Mr. Salna serves as chief executive officer and managing director of Dover Investments Limited, Toronto, Canada, a company that purchased the operator's interest in the Ras El Ush, Egypt oil field from Marathon Oil Company Limited of Houston Texas. Mr. Salna is the sole shareholder of Dover Investments Limited. In 1998, Mr. Salna was one the founders of Perial Ltd., a Canadian publicly traded company involved in the oil and natural gas business. Perial raised $1,000,000 to engage in exploration programs and provide capital for other acquisitions. Since 1980 and continuing currently Mr. Salna serves as President of P. Salna Company Limited, Toronto, Canada, a land surveying firm started by Mr. Salna's father.

            OURY M. YMAR has been a director since December 2003. During the past five years, Mr. Ymar has served as the president and sole director and shareholder of Tridex Elite SA, a Swiss company involved in real estate development and construction business. Mr. Ymar holds a bachelors degree in economics from the Iscam school, Lucerne, Switzerland and a masters degree in Business Administration from the Essec school, Paris, France.

            RAGHUNATH  KILAMBI has been a director since  December   2003.  From
March, 1998 through November 2000, Mr. Kilambi served as the co-founder, executive vice president, chief financial officer and as member of the board of directors of FutureLink Corp. of Irvine, California, an application services provider. Commencing in May, 2003, and continuing currently, Mr. Kilambi serves as chairman, chief executive officer and chief financial officer of Swiss Medica, Inc., a company involved in the biosciences industry. Commencing in 2001 and continuing currently, Mr. Kilambi serves as a general partner at Rubicon Investment Group, a merchant banking firm focused on private equity buyouts and investments in undervalued businesses. Mr. Kilambi holds a Bachelor of Commerce:
Finance and Accounting Degree from McGill University, a Graduate Diploma in Public Accounting from McGill University and has been a member of the Canadian Institute of Chartered Accountants since 1989.

            GREG NUTTALL has been a Director since July 2003. From 1994 through 2000, Mr. Nuttall served as co-chairman and chief executive officer of Cultural Research, Inc., a management consulting firm. Commencing in 2001 and continuing currently, Mr. Nuttall serves as a general partner at Rubicon Investment Group, a merchant banking firm focused on private equity buyouts and investments in undervalued businesses. Likewise, commencing in July, 2003 and continuing currently, Mr. Nuttall serves as Vice-Chairman and Executive Vice President of Swiss Medica, Inc., a company involved in the bioscience industry. Mr. Nuttall holds a bachelors degreee from the University of Manitoba, a Bachelor of Laws degree from Osgoode Hall Law School, York University and a Master of International Laws degree from Cambridge University.

            TED MCKECHNIE was our President and a director until December 2003. Commencing during 1998 and continuing currently, Mr. McKechnie serves as President and CEO of William Davies Consulting, Inc., a consulting firm specializing in business integration, rightsizing, turnaround, new business start up, marketing and sales matters. From 1994 through 1998, Mr McKechnie served as president and chief operating officer of Humpty Dumpty Snack Foods Ltd., of Canada.

            No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of Mr. Salna. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

DIRECTOR COMPENSATION

            We issued to each elected director at the December 2003 special meeting of stockholders, 500,000 shares of common stock for service as a director. We have paid Mr. Kilambi and Mr. Nuttall $20,000 for their services in December 2003. Other than these compensations, we have not paid any compensation to any of our directors for any services provided to us as a director nor did we pay any compensation to any other party for participation in any committee of our Board or any advisory committee.

TERM OF OFFICE

            The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions until the meeting of the Board of Directors following the next annual meting of stockholders and until their successors have been elected and qualified.

CODE OF ETHICS

            On April 13, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

            Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who, at any time during the year ended December 31, 2003, was a director, officer, or to our knowledge, was a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, filed the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years other than as may have been previously disclosed in the Company's reports filed with the SEC. The Company is aware that Messrs Salna, Ymar, Kilambi and Nuttall did not file certain reports subsequent to their election as Directors.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth the executive compensation for Mr. Robert Salna, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Chairman. There were no other officers who earned over $100,000 in compensation for the 2003 fiscal year:

The following table sets forth information as to the compensation paid or accrued to Mr. Salna:

                           SUMMARY COMPENSATION TABLE
------------------------------- ------- -------------------------------------- ---------------------------------------------------
                                                    ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                        -------------------------------------- ---------------------------------------------------
                                                                                           AWARDS                  PAYOUTS
                                                                               --------------------------- -----------------------



                                                             Other Annual    Restricted Stock  Securities              All Other
                                                             Compen-sation        Awards       Underlying            Compen-sation
Name and Principal Position(1)             Salary   Bonus                                       Options/   LTIP
                                                                  ($)                             SARs     Payout($)      ($)
                                Year         ($)      ($)                           ($)
------------------------------- ------- ----------- ------ ---------------- ------------------ ----------- --------- -------------
Robert Salna, Chief Executive   2003         $0       0           $0                0              --          0           0
Officer, Chief Financial
Officer, President, Secretary
and Chairman (2)
------------------------------- ------- ----------- ------ ---------------- ------------------ ----------- --------- -------------


            (1) No individual grants of stock options were made or exercised during 2001, 2002 or 2003 to Mr. Salna. . On December 31, 2002, Mr. Salna held no options or warrants to purchase our securities. During 2001, 2002 or 2003, we did not reprice any stock option or SAR previously awarded to Mr. Salna.

            During 2001, 2002 or 2003, no other compensation not otherwise referred to herein was paid or awarded by us to Mr. Salna, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

            (2) We do not yet have any agreement or understanding with Mr. Salna in regard to compensation, but we anticipate that we may enter into negotiations with Mr. Salna in the near future. We are not presently able to calculate the nature or extent of any of the compensation that may be payable to Mr. Salna as a result of any such negotiations. We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

            Our Board of Directors is currently considering an employment agreement for Mr. Robert Salna or any other officer.

               EQUITY COMPENSATION AND CONSULTANT PLAN INFORMATION



------------------- --------------------------------------- ---------------------------------- -----------------------------------
                    Number of securities to be issued upon  Weighted average exercise price of Number of securities remaining
                    exercise of outstanding options,        outstanding options warrants and   available for future issuance under
                    warrants and rights                     rights                             the equity compensation plan
------------------- --------------------------------------- ---------------------------------- -----------------------------------
Plan Category
------------------- --------------------------------------- ---------------------------------- -----------------------------------

Equity Compensation
Plans approved by   0                                       0                                  0
security holders
------------------- --------------------------------------- ---------------------------------- -----------------------------------
Equity compensation
plans not approved  0                                       0                                  0
by security holders
------------------- --------------------------------------- ---------------------------------- -----------------------------------

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

            The following table sets forth certain information as of April 13, 2004 with respect to the beneficial ownership of the Company's Common Stock prior to this Offering, by (i) each person who beneficially owns more than 5% of our voting securities; (ii) each Director; (iii) each Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of our voting securities, have sole voting and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon conversion of shares of Series Common Stock. As of April 13, 2004, the Company's issued and outstanding capital stock consisted of 62,836,083 shares of Common Stock.



                                                                        TOTAL OUTSTANDING COMMON   PERCENT OF SHARES OF COMMON
NAME AND ADDRESS                                                        STOCK BENEFICIALLY              STOCK BENEFICIALLY
OF BENEFICIAL OWNER(1)(2)                                                         OWNED                        OWNED
----------------------------------
ROBERT SALNA Chief Executive Officer, Chief Financial
Officer, President, Secretary and Chairman                                      21,210,200                  34.60%
GREGORY A. NUTTALL, Director                                                    1, 000,000                   1.63%
RAGHUNATH KILAMBI, Director                                                        500,000                      *
OURY M. YMAR, Director                                                           2,134,637                   3.48%
W.R. (TED) MCKECHNIE (3) 496 Drake Circle Waterloo Ontario N2T 1L1
Canada                                                                             250,000                      *
ALL DIRECTORS, OFFICERS AND 5% STOCKHOLDERS AS A GROUP
   (5 PERSONS)                                                                  25,094,837                  40.94%

------------------------------
*     Less than 1%.


         (1) Unless otherwise indicated, the address of the persons named in this column is c/o Dover Petroleum Corp., 10255 Yonge Street, Richmond Hills, Ontario, Canada L4C 3B2.

         (2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

         (3) Mr. McKechnie was terminated as a President and director at a written consent of shareholders in December 2003, which was subsequently ratified at a shareholder meeting January 2004.


On December 15, 2003, Messrs. Salna, Kilambi, Nuttall and Ymar were elected as Directors pursuant to written consents signed by stockholders holding a majority of our voting power. The consents were solicited by Mr. Salna. We believe that the election through the use of the consents complied with the applicable law of Nevada. We, likewise, believe that Mr. Salna's solicitation did not comply with the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") relating to the solicitation of consents or the applicable rules and regulations under the Exchange Act. The election of Messrs. Salna, Kilambi, Nuttall and Ymar constituted a change of control of the Company. These director appointments were subsequently ratified at a stockholder meeting in January 2004.


           Other than as described herein, we are not aware of any arrangements which may result in a change in our control.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

DOVER EGYPT JOINT VENTURE

            Dover Egypt owns 50% of the partnership interests of Dover Egypt Joint Venture. Robert Salna, our chief executive officer and one of our directors and the owner of approximately 34 percent of our common stock, individually owns a fifteen percent interest in Dover Egypt Joint Venture. Dover Egypt Joint Venture is a party to the Option Agreement and, pursuant thereto, has the right to acquire the interest of Dover Investments Limited in and to the Concession Agreement. Robert Salna owns and controls Dover Investments Limited.

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

CONSULTING AGREEMENTS WITH TINAMILU

            On September 1, 2000 we entered into a consulting agreement with Tinamilu Holdings Limited. Pursuant to the consulting agreement, Tinamilu agreed to identify and introduce us to viable oil and gas projects. Tinamilu was responsible for introducing us to the Wyoming Asset and currently is assimilating information on and preparing acquisition packages in connection with other available world wide oil and gas production properties. We agreed to pay consulting fees, in the amount of $100,000.00 to Tinamilu. The consulting fees are payable in two equal installments in the amount $50,000.00 each. The first of installment was paid on December 31, 2001 and the second installment was paid on September 30, 2002. Tinamilu is one of our shareholders and owns approximately 1.1% of our common stock.

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

SALNA LOANS

From January to April 2004 we borrowed an aggregate of $1.67 million (US) and $1.2 million (Cdn) from our Chief Executive Officer, Chairman and major shareholder Robert Salna, at 8% interest per annum with a 10% bonus upon repayment. There is no maturity date and the loans are unsecured. The loans were made either from Mr. Salna directly or through his wholly-owned company, Dover Investments.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT      DESCRIPTION
NO.

2.1          Share Exchange Agreement dated August 31, 2001 between Dover Petroleum Corp. and the shareholders of Slaterdome,
             Inc.(1)

2.2          Share Exchange Agreement dated February 26, 2001 between Dover Petroleum Corp. and the shareholders of Dover
             Petroleum Egypt I, Inc.(1)

3.1          Articles of Incorporation of Coretech Industries, Inc.(1)

3.2          Amendment to Articles of Incorporation changing name to At Home Holdings, Inc.(1)

3.3          Amendment to Articles of Incorporation changing name to Dover Petroleum Corp. and increasing capital (1)

3.4          Amendment to Articles of Incorporation reflecting the 1999 Split(1)

3.5          Articles of Incorporation of Slaterdome, Inc.(1)

3.6          Articles of Incorporation of Dover Petroleum Egypt I, Inc.(1)

3.7          Bylaws of Dover Petroleum Corp.(1)

3.8          Bylaws of Slaterdome, Inc.(1)

3.9          Bylaws of Dover Petroleum Egypt I, Inc.(1)

10.1         Dover Egypt Joint Venture Agreement (1)

10.2         Dover Egypt Joint Venture Agreement Amendment (1)

10.3         Option Agreement (1)

10.4         Concession Agreement (2)

10.5         Phillips Interest Purchase Agreement (3)

10.6         Assignment and Bill of Sale under the Phillips Interest Purchase Agreement (3)

10.7         Subscription Agreement between the Company and Robert Salna (3)

10.8         Warrant in favor of Robert Salna (3)

10.9         Subscription Note executed by Robert Salna in favor of the Company (3)

10.10        Consulting Agreement Number 1 with Tinamilu Holdings (3)

10.11        Consulting Agreement Number 2 with Tinamilu Holdings (3)

10.12        Cedar Ridge Operating Agreement (4)

10.13        Vintage Lease (4)

10.14        White Rock Lease (4)

14.1         Code of Ethics (5)

21.1         List of Subsidiaries (4)

31.1         Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14a/15d-14(a)(5)

32.1         Certification of Chief Executive Officer and Chief Financial Officer under Section 1350(5)

99.1         Report of Schlumberger Limited (4)

(1)          Filed electronically as part of the Company's Form 10-SB.

(2)          Filed electronically as part of the Company's Amendment One to Form 10-SB.

(3)          Filed electronically as part of the Company's Amendment Two to Form 10-SB.

(4)          Filed electronically as part of the Company's Form 10-KSB for the year ended December 31, 2002.

(5)          Filed electronically herewith.


(b) Reports on Form 8-K

            No current reports were filed during the fourth quarter of the 2003 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


                The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered. [ACCOUNTANTS TO PROVIDE INFO]

                                   December 31, 2003      December 31, 2002

(i)      Audit Fees                    $ 65,048              $ 68,000
(ii)     Audit Related Fees            $  3,985              $  2,530
(iii)    Tax Fees                      $      0              $      0
(iv)     All Other Fees                $      0              $      0


         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Dover Petroleum. Inc.'s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Samuel Klein and Company in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Dover Petroleum Corp. financial statements and are not reported under "Audit Fees."

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2003 or 2002.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2004.

                                          DOVER PETROLEUM CORP.



                                          By:  /s/ Robert  Salna
                                             ---------------------------------
                                             Robert Salna,
                                             Chief Executive Officer,
                                             Chief Financial Officer, President
                                             Secretary and Director (Chairman)


                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Salna, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                           Title                                  Date
    ---------                           -----                                  ----

/s/ Robert Salna           Chief Executive Officer, President,             April 13, 2004
--------------------------
Robert Salna               Chief Financial Officer, Secretary
                                       and Director

/s/ Greg Nuttall                       Director                            April 13, 2004
--------------------------
Greg Nuttall

/s/ Oury M. Ymar                       Director                            April 13, 2004
--------------------------
Oury M. Ymar

/s/ Raghunath Kilambi                  Director                            April 13, 2004
--------------------------
Raghunath Kilambi

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              DOVER PETROLEUM CORP.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Dover Petroleum Corp.
(A Development Stage Company)
10225 Yonge Street
Richmond Hill, Ontario L4C 3B2
Canada


We have audited the accompanying consolidated balance sheets of Dover Petroleum Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from Inception (June 14 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Petroleum Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (June 14, 2001) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the financial statements, the Company has suffered significant losses from operations during the years ended December 31, 2003 and 2002 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        SAMUEL KLEIN AND COMPANY

Newark, New Jersey
April 12, 2004

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
ASSETS                                                                2003               2002
------                                                             -----------        -----------
Current Assets:
  Cash and cash equivalents                                        $   240,706        $ 2,606,997
  Prepaid expenses                                                          --            100,863
  Other current assets                                                  24,044             18,409

                                                                   -----------        -----------
                  Total Current Assets                                 264,750          2,726,269

Property and Equipment, net                                                 --                 --

Oil Concession Rights                                                  942,353            942,353

Unproved Mineral Interest in Properties, net                         1,275,954          4,220,651
                                                                   -----------        -----------

                  Total Assets                                     $ 2,483,057        $ 7,889,273
                                                                   ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                         $ 1,314,840        $ 2,483,400
                                                                   -----------        -----------
                  Total Current Liabilities                          1,314,840          2,483,400

Long-Term Liabilities:
  Stockholders' loan payable                                           104,500             75,000
  Minority Interest in subsidiary                                           --          1,521,474
                                                                   -----------        -----------
                  Total Liabilities                                  1,419,340          4,079,874
                                                                   -----------        -----------

Commitments and Contingencies:                                              --                 --

Stockholders' Equity:
  Common stock ($.001 par value 500,000,000 shares
    authorized, 61,336,083 and 50,449,160 issued and
    outstanding at December 31, 2003 and December
    31, 2002, respectively                                              61,336             50,449
  Additional paid-in capital                                         7,620,074          6,064,279
  Stock subscription receivable                                       (100,500)        (1,147,650)
  Foreign currency translation adjustment                                 (804)             1,662
  Deficit accumulated during the development stage                  (6,516,389)        (1,159,341)
                                                                   -----------        -----------
                  Total Stockholders' Equity                         1,063,717          3,809,399
                                                                   -----------        -----------

                  Total Liabilities and Stockholders' Equity       $ 2,483,057        $ 7,889,273
                                                                   ===========        ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Period from
                                                                                          Inception
                                                                                        (June 14, 2001)
                                                       For the Years Ended                    to
                                                          December 31,                   December 31,
                                                    2003                2002                 2003
                                                 ------------        ------------        ------------
Revenues                                         $         --        $         --        $         --
                                                 ------------        ------------        ------------

Costs:
  General and administrative expenses                 156,934             614,063             829,566
  Consulting expenses                                 942,222             512,612           1,464,834
  Valuation-allowance for unproved mineral
     interest in properties                         6,286,481                  --           6,286,481
                                                 ------------        ------------        ------------
        Total Costs                                 7,385,637           1,126,675           8,580,881
                                                 ------------        ------------        ------------

Loss from Operations                               (7,385,637)         (1,126,675)         (8,580,881)

Other Income:
  Interest income                                       6,321              35,903              42,224
                                                 ------------        ------------        ------------

Net Loss before Minority Interest                  (7,379,316)         (1,090,772)         (8,538,657)

Minority interest in loss of consolidated
     subsidiary                                     2,022,268                  --           2,022,268
                                                 ------------        ------------        ------------

Net Loss                                         $ (5,357,048)       $ (1,090,772)       $ (6,516,389)
                                                 ============        ============        ============

Earnings (Loss) Per Share:
   Basic and diluted (loss) per share            $      (0.15)       $      (0.02)       $      (0.21)
                                                 ============        ============        ============

   Basic and diluted weighted average
   common shares outstanding                       50,660,850          43,926,882          30,343,724
                                                 ============        ============        ============

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     AND FOR THE PERIOD FROM INCEPTION (JUNE 14, 2001) TO DECEMBER 31, 2003

                                                                  Common Stock
                                                                $0.001 Par Value                                    Deficit
                                                         ------------------------------                            Accumulated
                                                                              Common           Additional          During the
                                                            Number            Stock             Paid-In            Development
                                                          of Shares           Amount            Capital               Stage
                                                         -----------        -----------        -----------         -----------
Issuance of common stock to founding
  shareholders                                            17,850,000        $    17,850        $   161,650         $        --

Issuance of common stock in connection with
  Wyoming asset purchase                                     500,000                500              4,500                  --

Net Loss for the Period Inception (June 14, 2001)
  to December 31, 2001                                            --                 --                 --             (68,569)

Reverse Acquisition                                       16,599,160             16,599            (43,532)                 --
                                                         -----------        -----------        -----------         -----------

Balances December 31, 2001                                34,949,160             34,949            122,618             (68,569)

    Issuance of common stock in connection with
      Stock Exchange Agreement with Dover
      Egypt I, Inc.                                        1,600,000              1,600            798,400                  --

    Issuance of common stock pursuant to
      private placement                                   13,300,000             13,300          6,261,835                  --

    Issuance of common stock in exchange
      of services                                            500,000                500            324,500                  --

    Issuance of common stock in connection with
      acquisition of Interest in unproved
         Oil and Gas Interests                               100,000                100             78,400                  --

    Minority interest in subsidiary                               --                 --         (1,521,474)                 --

    Foreign currency translation                                  --                 --                 --                  --

    Net loss for the year ended December 31, 2002                 --                 --                 --          (1,090,772)
                                                         -----------        -----------        -----------         -----------

Balances, December 31, 2002                               50,449,160        $    50,449        $ 6,064,279         $(1,159,341)
                                                         ===========        ===========        ===========         ===========



                                                              Foreign
                                                              currency            Stock                Total
                                                             translation       Subscription         Stockholders'
                                                             adjustment         Receivable             Equity
                                                             -----------        -----------         -----------
Issuance of common stock to founding
  shareholders                                               $        --        $        --         $   179,500

Issuance of common stock in connection with
  Wyoming asset purchase                                              --                 --               5,000

Net Loss for the Period Inception (June 14, 2001)
  to December 31, 2001                                                --                 --             (68,569)

Reverse Acquisition                                                   --                 --             (26,933)
                                                             -----------        -----------         -----------

Balances December 31, 2001                                            --                 --              88,998

    Issuance of common stock in connection with
      Stock Exchange Agreement with Dover
      Egypt I, Inc.                                                   --                 --             800,000

    Issuance of common stock pursuant to
      private placement                                               --         (1,147,650)          5,127,485

    Issuance of common stock in exchange
      of services                                                     --                 --             325,000

    Issuance of common stock in connection with
      acquisition of Interest in unproved
         Oil and Gas Interests                                        --                 --              78,500

    Minority interest in subsidiary                                   --                 --          (1,521,474)

    Foreign currency translation                                   1,662                 --               1,662

    Net loss for the year ended December 31, 2002                     --                 --          (1,090,772)
                                                             -----------        -----------         -----------

Balances, December 31, 2002                                  $     1,662        $(1,147,650)        $ 3,809,399
                                                             ===========        ===========         ===========


--------------------

The accompanying notes are an integral part of these financial statements.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     AND FOR THE PERIOD FROM INCEPTION (JUNE 14, 2001) TO DECEMBER 31, 2003
                                   (CONTINUED)


                                                               Common Stock
                                                             $0.001 Par Value                              Deficit
                                                       ----------------------------                       Accumulated
                                                                         Common          Additional        During the
                                                          Number         Stock            Paid-In         Development
                                                        of Shares        Amount           Capital           Stage
                                                      ------------     ------------     ------------     ------------
Balances, December 31, 2002
       (Brought Forward)                                50,449,160     $     50,449     $  6,064,279     $ (1,159,341)

    Issuance of common stock pursuant to
      private placement                                  1,536,923            1,537          184,713

    Issuance of common stock to directors
      as compensation                                    2,500,000            2,500          697,500

    Issuance of common stock in settlement
       of debt                                           6,850,000            6,850          673,582

    Proceeds from stock subscription receivable

    Foreign currency translation

    Net loss for the year ended December 31, 2003                                                          (5,357,048)
                                                      ------------     ------------     ------------     ------------

Balances, December 31, 2003                             61,336,083     $     61,336     $  7,620,074     $ (6,516,389)
                                                      ============     ============     ============     ============



                                                           Foreign
                                                           currency           Stock             Total
                                                          translation      Subscription      Stockholders'
                                                          adjustment        Receivable          Equity
                                                         ------------      ------------      ------------
Balances, December 31, 2002
       (Brought Forward)                                 $      1,662      $ (1,147,650)     $  3,809,399

    Issuance of common stock pursuant to
      private placement                                                                           186,250

    Issuance of common stock to directors
      as compensation                                                                             700,000

    Issuance of common stock in settlement
       of debt                                                                 (100,500)          579,932

    Proceeds from stock subscription receivable                               1,147,650         1,147,650

    Foreign currency translation                               (2,466)                             (2,466)

    Net loss for the year ended December 31, 2003                                              (5,357,048)
                                                         ------------      ------------      ------------

Balances, December 31, 2003                              $       (804)     $   (100,500)     $  1,063,717
                                                         ============      ============      ============


--------------------

The accompanying notes are an integral part of these financial statements.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              For the Period
                                                                                                                Inception
                                                                                                              (June 14, 2001)
                                                                              For the Years Ended                  to
                                                                                 December 31,                  December 31,
                                                                          2003                2002                2003
                                                                       -----------         -----------         -----------
Cash Flows from Operating Activities:
  Net loss                                                             $(5,357,048)        $(1,090,772)        $(6,516,389)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Valuation-allowance of unproved mineral interest
            in properties                                                6,286,481                  --           6,286,481
         Minority interest in loss of consolidated
                subsidiary                                              (2,022,268)                 --          (2,022,268)
        Stock issued for consulting services                               700,000             325,000           1,025,000
      Changes in assets and liabilities net of effects from:
        Change in foreign currency translation                              (2,466)              1,662                (804)
        (Increase) in other current assets                                  (5,635)            (18,409)            (24,044)
        (Increase) decrease in prepaid expenses                            100,863            (100,863)             24,940
        Write-off of fixed assets                                               --               5,834               5,834
        Increase (decrease) in accounts payable
             and accrued liabilities                                    (1,168,560)          2,023,914             823,633
                                                                       -----------         -----------         -----------
            Net cash (used in) provided by operating activities         (1,468,633)          1,146,366            (397,617)
                                                                       -----------         -----------         -----------

Cash Flows from Investing Activities:
  Cash acquired in reverse acquisition                                          --                  --             133,500
  Costs of acquisition and exploration of unproved
    mineral interest in properties                                      (3,341,784)         (3,615,651)         (7,257,435)
  Oil Concessions Rights                                                        --             (63,853)            (63,853)
                                                                       -----------         -----------         -----------
            Net cash (used in) investing activities                     (3,341,784)         (3,679,504)         (7,187,788)
                                                                       -----------         -----------         -----------

Cash Flows from Financing Activities:
  Proceeds from stock subscription receivable                            1,047,150                  --           1,047,150
  Minority Interest Investment in Subsidiary                               500,794                  --             500,794
  Net proceeds from issuance of common stock                               186,250           5,127,485           5,493,235
  Proceeds (repayment) of stockholders' loan                               709,932             (46,500)            784,932
                                                                       -----------         -----------         -----------
            Net cash provided by financing activities                    2,444,126           5,080,985           7,826,111
                                                                       -----------         -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                    (2,366,291)          2,547,847             240,706

Cash and Cash Equivalents, beginning of period                           2,606,997              59,150                  --
                                                                       -----------         -----------         -----------

Cash and Cash Equivalents, end of period                               $   240,706         $ 2,606,997         $   240,706
                                                                       ===========         ===========         ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                      For the Period
                                                                                                        Inception
                                                                                                      (June 14, 2001)
                                                                       For the Years Ended                 to
                                                                          December 31,                 December 31,
                                                                     2003             2002                2003
                                                                 -----------        -----------        -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $        --        $        --        $        --
                                                                 ===========        ===========        ===========
    Taxes                                                        $        --        $        --        $        --
                                                                 ===========        ===========        ===========


Supplemental Disclosures of Noncash Financing Activities:
  Stock issued for oil concession rights                         $        --        $   878,500        $   878,500
                                                                 ===========        ===========        ===========
  Stock issued for subscription receivable                       $        --        $ 1,147,650        $ 1,147,650
                                                                 ===========        ===========        ===========
  Stock issued in settlement of stockholder's loan               $   680,432        $        --        $   680,432
                                                                 ===========        ===========        ===========

Supplemental Disclosures of Noncash Investing Activities:
  Acquisition of Wyoming Oil and Mineral, Inc.:
   Fair value of assets acquired other than cash                 $        --        $        --        $   605,000
   Liabilities assumed                                                    --                 --           (300,000)
   Common stock issued                                                    --                 --             (5,000)
                                                                 -----------        -----------        -----------

  Cost of Acquisition Net of Cash Acquired                                --                 --        $   300,000
                                                                 ===========        ===========        ===========

                                                                 -----------        -----------        -----------
  Minority interest in subsidiary                                         --         (1,521,474)        (1,521,474)
                                                                 ===========        ===========        ===========

  Reserve acquisition:
   Fair value of assets acquired                                 $        --        $        --        $    30,774
   Liabilities assumed                                                    --                 --           (191,207)
   Common stock issued                                                    --                 --             26,933
                                                                 -----------        -----------        -----------

  Cash Acquired                                                  $        --        $        --        $  (133,500)
                                                                 ===========        ===========        ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In January, 2003 the Company acquired interests in White Rock, LLC to certain oil and gas interests in Colorado for a total considerations of $58,000 and has invested approximately an additional $472,000 through December 31, 2003.

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment /Oil and Gas Activities

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002. The impact of the adoption of SFAS No. 144 did not have a material effect on the results of operations or financial position.


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

Slaterdome is the owner of the Wyoming Assets. The Wyoming Assets consist of a 16.6667% working and operating rights interest in certain oil and gas leases located in Carbon County, Wyoming and Moffat County, Colorado. Approximately 50% of the remaining 83.33% of such working and operating rights interests are owned by Phillips Petroleum Company and the remaining approximately 33.33% of such working and operating rights interests were owned by Skyline Resources, Inc. During the fourth quarter of 2002 the Slaterdome acquired the remaining 33.33% of such working and operating rights from Skyline Resources, Inc., for a total considerations of $69,833.The working and operating rights interest is limited to a depth of fifty feet below the base of the Mesa Verde formation and is subject to the terms and conditions of various agreements, including but not limited to an exploration agreement between Energy Investments, Inc. and Skyline Resources, Inc. and an operating agreement in favor of Phillips Petroleum Company (the "Operating Agreement"). Likewise, such interest is proportionately subject to all burdens, restrictions, exceptions, charges agreements and other matters existing of record, and Slaterdome is required to pay its pro-rata share of all amounts due and payable under the leases, including but not limited to royalty and production payments,

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


2. ACQUISITION/BUSINESS PLANS/RELATED PARTY TRANSACTIONS (Continued)

In connection with the acquisition of the Wyoming Assets, Slaterdome agreed to pay delinquent amounts due from Wyoming to Phillips in the amount of approximately $519,000 plus any future amounts attributed to it under the Operating Agreement which costs will be accounted for at such time in accordance with the accounting for the nature of such costs. As of December 31, 2001 Slaterdome had paid Phillips approximately $219,000, but Slaterdome had withheld payment of the balance of approximately $300,000 until certain disputes between Slaterdome, Wyoming and Phillips have been resolved. In that connection, at the time of the acquisition of the Wyoming Assets, Slaterdome believed that development under certain of the leases was imminent. It then appeared that such development would be delayed or not commenced as a result of certain decisions that are solely within the control of Phillips. Slaterdome had indicated that it was unwilling to pay any further amounts to Phillips until the development issues were resolved. Phillips did not agree with the position taken by Slaterdome and instituted legal proceedings against Wyoming and Wyoming subsequently initiated legal proceedings against the Company. During March 2002 Wyoming, Phillips and Slaterdome settled the dispute and agreed to enter into a settlement and mutual release agreement (The "Settlement Agreement") and the Company made payment of $300,000 for any and all amounts outstanding up to and including January 1, 2002. Slaterdome also agreed to pay any future amounts attributable to it under the Operating Agreement. Based upon the Settlement Agreement, the Phillips Litigation was dismissed with prejudice by Phillips and Wyoming. As part of the negotiations associated with the Settlement Agreement, Michael D. Herman, a shareholder of Wyoming agreed in March 2002 to loan
$100,000 to Slaterdome without interest. Such loan was repaid by Slaterdome during the fourth quarter of 2002.

On May 8, 2003, legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary
Slaterdome Gas, Inc., in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by them as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Slaterdome has filed a motion to dismiss the lawsuit on the grounds that not all necessary parties have been added to the proceeding. In January of 2004 a settlement agreement was reached between Slaterdome and The Third Party Plaintiff to settle all claims for total considerations of $25,000.

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


2. ACQUISITION/BUSINESS PLANS/RELATED PARTY TRANSACTIONS (Continued)

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

During the fourth quarter of 2002, The Company acquired Alberta Ltd., Inc. an Alberta, Canada Corporation wholly owned by John Riva one of the parties to the Dover Egypt joint Venture Agreement that owned a 6.25% interest for a considerations of $63,853 in cash and 100,000 shares of common stock which was valued at $78,500 for a total considerations of $142,353. Under this acquisition the company now owns 56.25% of the Concession rights in the Dover Egypt Joint Venture AgreementUnder the Option Agreement and the Dover Egypt Joint Venture Agreement, Dover Egypt was required to invest $ 4,000,000 for the drilling of two exploration wells in the Area mandated under the Concession Agreement. Dover Egypt has fulfilled the $4,000,000 mandatory under that agreement as $3,400,000 was invested prior to December 31, 2002 and the remaining $600,000 was invested during the first quarter of 2003.

In January, 2003 the Company acquired interests in White Rock, LLC to certain oil and gas interests in Colorado for a total considerations of $58,000 and has invested approximately an additional $472,000 through December 31, 2003.

In January of 2004 the Company has commenced drilling in the Colorado, Wyoming area and it appears that it contains commercially recoverable quantities of natural gas and the construction of a pipeline to take the natural gas to market is expected to begin in the spring of 2004.

Later during the first quarter of 2004 the Company tested seven additional wells within the same area. Initial testing has provided additional proof of the presence of natural gas reserves. The Company has indicated that at least three of the seven wells tested will produce recoverable quantities of natural gas. The Company is in the process of evaluating these estimated recoverable reserves.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


3. UNPROVED OIL AND GAS RESERVES

During the fourth quarter of 2002 the Company commenced drilling in two different wells in the same field both of which were not successful and incurred costs amounting to $2,073,352, which was not recoverable. The Company also incurred additional costs that amounted to $4,213,129 during 2003 and commenced drilling for the third time during the first quarter of 2004 which also proved to be unsuccessful.

As a result the Company has decided to provide a valuation-allowance for the total costs to date amounting to $6,286,481 as of December 31, 2003.

The Company plans to raise additional capital through debt financing, equity or through agreements with third parties in order to continue their business operations. Since no assurance can be provided that the company will ever be successful in these efforts and if the company is not successful in these efforts, the Company's business could be seriously impaired and the Company could be forced to terminate business.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:


                                                                   Estimated
                                December 31,     December 31,        Useful
                                   2003             2002             Lives
                                -----------      -----------      -----------
Computer Equipment              $     6,432      $     6,432      3 - 5 Years
Computer Software                       346              346          3 Years
                                -----------      -----------
                                      6,778            6,778
Accumulated Depreciation             (6,778)          (6,778)
                                -----------      -----------

                                $        --      $        --
                                ===========      ===========


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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


5. COMMITMENTS AND CONTINGENCIES (Continued)

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


5. COMMITMENTS AND CONTINGENCIES (Continued)

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

Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by them as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Slaterdome has filed a motion to dismiss the lawsuit on the grounds that not all necessary parties have been added to the proceeding. In January of 2004 a settlement agreement was reached between Slaterdome and the plaintiff to settle all claims for a total considerations of $25,000.

6. STOCKHOLDERS' LOAN PAYABLE

During December 2002 a stockholder of the company loaned the company $75,000 that remained outstanding at December 31, 2003. This loan is unsecured, payable on demand and non-interest bearing. During 2003 and 2004, the Company's Chief Executive Officer and a Stockholder loaned the Company $709,932. This loan was also unsecured, payable on demand and non-interest bearing. During December 2003 the Company issued 6,850,000 shares of its common stock for $680,432, of which $100,500 was received in 2004.

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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


7. STOCKHOLDERS' EQUITY (Continued)

Capital (Continued)

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

On March 31, 2002 the Company concluded a voluntary share exchange transaction (the" Dover Egypt Exchange") with all of the shareholders of Dover Petroleum Egypt I, Inc., a Florida corporation ("Dover Egypt") whereupon Dover Egypt became a wholly owned subsidiary. This Agreement called for a transaction in which the Company exchanged One Million Six Hundred Thousand shares (1,600,000) of the $0.001 par value common shares of Dover Petroleum (the" Dover Petroleum Shares") with the shareholders of Dover Egypt for their Dover Egypt Shares. The Company recorded the value of the acquisition at the fair value of the common stock exchanged, $800,000 ($.50 per share) as it was more reliably measurable than the value of the stock received of Dover Egypt and its underlying asset. During the year ended December 31, 2002, the Company sold 13,300,000 shares of its common stock pursuant to a private placement offering for $0.50 per share. This offering entitled the subscriber to receive one share of common stock for $0.50 per share and warrant to purchase one additional share of common stock for $0.80 per share. The Company received net subscription amounts totaling $6,275,160 pursuant to this stock offering. Of this amount as of December 31, 2002 $1,147,650 was still due to the Company as a stock subscription receivable and was reflected in the Stockholders' Equity section of the consolidated balance sheet. During the first two quarters of 2003 the stock subscription receivable was fully satisfied. No warrants have been exercised.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


7. STOCKHOLDERS' EQUITY (Continued)

Capital (Continued)

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

During the fourth quarter of 2003 the Company issued 2,500,000 shares to its directors as compensation that was valued at $700,000. Also in December, 2003 the Company has settled a loan from one of the shareholders and issued 6,850,000 shares of its common stock in settlement of $579,932 of loans outstanding at December 31, 2003 and $100,500 of additional loans that were advanced subsequent to December 31, 2003 and have been reflected at December 31, 2003 as a stock subscription receivable from that shareholder in the Stockholders' Equity section of the consolidated balance sheet.

During December, 2003 the Company sold 1,536,000 shares of its common stock pursuant to a private placement offering for $0.13 per share. As a result of that offering the Company has received net subscription amounts totaling $186,250 pursuant to that stock offering.

8. SUBSEQUENT EVENTS-OTHER

During the first quarter of 2004 the Company issued 190,000 additional shares of its common stock and received $24,700 of net proceeds in connection with their private placement offering initiated in December 2003.