Form 10QSB
period 2004-06-30
DOVER PETROLEUM INC
filed 2004-09-15
CIK 1166801

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ______________


                        Commission file number 000-49832


                              DOVER PETROLEUM, INC.
                 (Name of Small Business Issuer in Its Charter)


                    Nevada                         91-1918322
           (State of Incorporation)     (IRS Employer Identification No.)


                               10225 Yonge Street
                     Richmond Hill, Ontario, Canada L4C 3B2
                    (Address of Principal Executive Offices)


                                 (905) 884-6958
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of September 8, 2004 the Company had _________ shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [_]          No [X]

                              DOVER PETROLEUM, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Condensed Balance Sheets: March 31, 2004 and December 31, 2003

            Condensed  Statements  of Losses:
            Three Months Ended March 31, 2004 and 2003

            Condensed  Statements  of Cash Flows:
            Three Months Ended March 31, 2004 and 2003

            Notes to Unaudited Condensed Financial Information:
            March 31, 2004

      Item 2. Management's Discussion and Analysis or Plan of Operations

      Item 3. Controls and Procedures

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,       December 31,
                                                               2004               2003
                                                            -----------      -----------
ASSETS                                                      (Unaudited)        (Audited)
Current Assets:
  Cash and cash equivalents                                 $   194,691      $   240,706
  Other current assets                                           24,044           24,044
                                                            -----------      -----------
             Total Current Assets                               218,735          264,750

Property and Equipment, net                                          --               --

Oil Concession Rights                                           942,353          942,353

Unproved Mineral Interest in Properties, net                  1,521,041        1,275,954
                                                            -----------      -----------

             Total Assets                                   $ 2,682,129      $ 2,483,057
                                                            ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                  $   506,070      $ 1,314,840
                                                            -----------      -----------
             Total Current Liabilities                          506,070        1,314,840

Long-Term Liabilities:
  Stockholders' loan payable                                  1,817,307          104,500
                                                            -----------      -----------
             Total Liabilities                                2,323,377        1,419,340
                                                            -----------      -----------

Commitments and Contingencies:                                       --               --

Stockholders' Equity:
  Common stock ($.001 par value 500,000,000  shares
    authorized, 61,910,698 and 61,336,083 shares
    issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively                              61,911           61,336
  Additional paid-in capital                                  7,694,199        7,620,074
  Stock subscription receivable                                      --         (100,500)
  Foreign currency translation adjustment                        (2,575)            (804)
  Deficit accumulated during the development stage           (7,394,783)      (6,516,389)
                                                            -----------      -----------
             Total Stockholders' Equity                         358,752        1,063,717
                                                            -----------      -----------

             Total Liabilities and Stockholders' Equity     $ 2,682,129      $ 2,483,057
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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Period from
                                                                                     Inception
                                                                                  (June 14, 2001)
                                                 For the Three Months Ended             to
                                                          March 31,                  March 31,
                                                  2004               2003              2004
                                               ------------      ------------      ------------
Revenues                                       $         --      $         --      $         --
                                               ------------      ------------      ------------

Costs:
  General and administrative expenses                78,105            78,751           907,671
  Consulting expenses                                    --            46,977         1,464,834
  Valuation-allowance for unproved mineral
     interest in properties                       1,429,087                --         7,715,568
                                               ------------      ------------      ------------
        Total Costs                               1,507,192           125,728        10,088,073
                                               ------------      ------------      ------------

Loss from Operations                             (1,507,192)         (125,728)      (10,088,073)

Other Income:
  Interest income                                        --             6,321            42,224
                                               ------------      ------------      ------------

Net Loss before Minority Interest                (1,507,192)         (119,407)      (10,045,849)

Minority interest in loss of consolidated
     subsidiary                                     628,798                --         2,651,066
                                               ------------      ------------      ------------
Net Loss                                       $   (878,394)     $   (119,407)     $ (7,394,783)
                                               ============      ============      ============

Earnings (Loss) Per Share:
   Basic and diluted (loss) per share            $ ( 0.02 )        $ ( 0.00 )        $ ( 0.24 )
                                               ============      ============      ============

   Basic and diluted weighted average
    common shares outstanding                    51,209,172        43,926,882        30,918,339
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

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                                                       Inception
                                                                                                    (June 14, 2001)
                                                                   For The Three Months Ended             to
                                                                            March 31,                  March 31,
                                                                     2004              2003              2004
                                                                 ------------      ------------      ------------
Cash Flows from Operating Activities:
  Net loss                                                       $   (878,394)     $   (119,407)     $ (7,394,783)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Valuation-allowance of unproved mineral interest
            in properties                                           1,429,087                --         7,715,568
         Minority interest in loss of consolidated
                subsidiary                                           (628,798)               --        (2,651,066)
        Stock issued for consulting services                        1,025,000
      Changes in assets and liabilities net of effects from:
        Change in foreign currency translation                         (1,771)           (2,405)           (2,575)
        (Increase) in other current assets                                 --                --           (24,044)
        Decrease in prepaid expenses                                   41,379            24,940
        Write-off of fixed assets                                          --                --             5,834
        Increase (decrease) in accounts payable
             and accrued liabilities                                 (808,770)         (721,650)           14,863
                                                                 ------------      ------------      ------------
            Net cash (used in) operating activities                  (888,646)         (802,083)       (1,286,263)
                                                                 ------------      ------------      ------------

Cash Flows from Investing Activities:
  Cash acquired in reverse acquisition                                     --                --           133,500
  Cost of acquisition of unproved mineral interest
    in properties                                                  (1,674,174)       (1,644,936)       (8,931,609)
  Oil Concessions Rights                                                   --                --           (63,853)
                                                                 ------------      ------------      ------------
            Net cash (used in) investing activities                (1,674,174)       (1,644,936)       (8,861,962)
                                                                 ------------      ------------      ------------

Cash Flows from Financing Activities:
  Proceeds from stock subscription receivable                         100,500                --         1,147,650
  Minority Interest Investment in Subsidiary                          628,798           190,780         1,129,592
  Net proceeds from issuance of common stock                           74,700           335,868         5,567,935
  Net proceeds (repayment) of stockholders' loan                    1,712,807           250,330         2,497,739
                                                                 ------------      ------------      ------------
            Net cash provided by financing activities               2,516,805           776,978        10,342,916
                                                                 ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (46,015)       (1,670,041)          194,691

Cash and Cash Equivalents, beginning of period                        240,706         2,606,997                --
                                                                 ------------      ------------      ------------

Cash and Cash Equivalents, end of period                         $    194,691      $    936,956      $    194,691
                                                                 ============      ============      ============

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                               For the Period
                                                                                                  Inception
                                                                                               (June 14, 2001)
                                                               For The Three Months Ended            to
                                                                        March 31,                 March 31,
                                                                 2004              2003             2004
                                                              ------------     ------------     ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $         --     $         --     $         --
                                                              ============     ============     ============
    Taxes                                                     $         --     $         --     $         --
                                                              ============     ============     ============

Supplemental Disclosures of Noncash Financing Activities:
  Stock issued for oil concession rights                      $         --     $         --     $    878,500
                                                              ============     ============     ============
  Stock issued for subscription receivable                    $         --     $         --     $  1,147,650
                                                              ============     ============     ============
  Stock issued in settlement of stockholder's loan            $         --     $         --     $    680,432
                                                              ============     ============     ============

Supplemental Disclosures of Noncash Investing Activities:
Acquisition of Wyoming Oil and Mineral, Inc.:
  Fair value of assets acquired other than cash               $         --     $         --     $    605,000
  Liabilities assumed                                                   --               --         (300,000)
  Common stock issued                                                   --               --           (5,000)
                                                              ------------     ------------     ------------

  Cost of Acquisition Net of Cash Acquired                    $         --     $         --     $    300,000
                                                              ============     ============     ============

                                                                               ------------     ------------
  Minority interest in subsidiary                             $         --     $   (190,780)    $ (1,521,474)
                                                              ============     ============     ============

Reserve acquisition:
  Fair value of assets acquired                               $         --     $         --     $     30,774
  Liabilities assumed                                                   --               --         (191,207)
  Common stock issued                                                   --               --           26,933
                                                              ------------     ------------     ------------

  Cash Acquired                                               $         --     $         --     $   (133,500)
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

                                 MARCH 31, 2004

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

In January, 2003 the Company acquired interests in White Rock, LLC to certain oil and gas interests in Colorado for a total considerations of $58,000 and has invested approximately an additional $472,000 through December 31, 2003 and $245,087 during the quarter ended March 31, 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of Dover Petroleum Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The statements of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share
-------------------------

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

Recent Accounting Pronouncements
--------------------------------

In May, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the 2nd quarter of the year ending December 31, 2003. The adoption of SFAS 150 had no impact on the Company's financial condition or results of operations for the year ended December 31, 2003, and the Company does not expect the adoption of this pronouncement to have a significant impact on its future financial condition or results of operations.

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, " which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the quarter ended June 30, 2004 or its financial condition at that date, nor is it expected to have a significant impact in the future.

                     DOVER PETROLEUM CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2004
                                   (Continued)

3.    COMMITMENTS AND CONTINGENCIES

Litigation
----------

Legal proceedings were filed with the United States District Court for District of Colorado, by Vintage Petroleum, Inc. (the "Third Party Plaintiff") against Skyline Resources, Inc. and the Company's subsidiary Slaterdome Gas, Inc. on May 8, 2003, in which the Third Party Plaintiff is seeking indemnification by Slaterdome for any expenses, settlements, judgments, court costs, interest and attorney fees incurred by Third Party Plaintiff as a result of certain litigation instituted by Voyager Exploration, Inc., Foster Exploration, LLC and Monty W. Kastner (collectively, the Plaintiffs) against Third Party Plaintiff. The Plaintiff is seeking damages for the failure to drill certain mandatory wells or, in the alternative, an order enforcing the obligation to drill such mandatory wells. Third Party Plaintiff has filed a motion to dismiss the legal proceedings, which motion was granted in January, 2004 and summary judgment made in favor of Third Party Plaintiff. Slaterdome has settled the claim for a total consideration totaling $25,000 and recorded a liability for that amount.

4.    UNPROVED OIL AND GAS RESERVES

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

As a result the Company decided to provide a valuation-allowance for the total costs to that date amounting to $6,286,481 at December 31, 2003 and provided an additional $1,429,087 during the three months ended March 31, 2004

5.    STOCKHOLDERS' LOAN PAYABLE

During the quarter ended March 31, 2004 a stockholder has loaned the company an additional $1,712,807 in order for the company to continue operations in additions to $104,500 that was made during the year ended December 31, 2003 as reflected on the balance sheet. This loan is unsecured, payable on demand and non-interest bearing.

6.    STOCKHOLDERS' EQUITY

Capital
-------

During the three months ended March 31, 2004 the Company received $100,500 from the collection of its stock subscription receivable.

In addition the Company has conducted a private placement offering of 574,615 shares at $0.13 per share which resulted in proceeds totaling to $74,700.

Forward Looking Statements

This report may contain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or
"continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATING AND FINANCIAL CONDITION

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

      Our business efforts for the next twelve months will be centered on the acquisition, either alone or with others, of interests in proved and developed and unproved and undeveloped producing and non-producing oil and gas leases, pursuing development of natural gas deposits located in Carbon County, Wyoming and Moffat County, and pursuing, on behalf of Dover Egypt Joint Venture, exploration and exploitation of petroleum and natural gas under the Concession Agreement in the East Wadi Araba Area of the Republic of Egypt.

      We used the proceeds of equity offerings and loans from shareholders to meet current commitments under the Option Agreement and the Dover Egypt Joint Venture Agreement, which enabled the Dover Egypt Joint Venture to undertake certain exploration phase drilling commitments under the Concession Agreement and to enable Slaterdome, one of our subsidiaries, to fund acquire the additional properties and fund its obligations under the Cedar Ridge Operating Agreement. Additionally, we believe that we have or have access to (via shareholder loans) sufficient funds to pay our current operating expenses for the next 12 months, including but not limited to our legal and accounting expenses to comply with our reporting obligations to the SEC and annual fees payable to the State of Nevada.

      Our executive officers are our only current employees, and they are also employed by third-party companies. As a result our executive officers devote only that portion of their time that they deem necessary to our affairs. Our plans regarding the hiring of additional employees depends upon the development of our business and our financial position, existing from time to time.

      The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this Report.

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

      WE CANNOT  PROVIDE  ANY  ASSURANCE  OF  PROFITABILITY  AND WE  ANTICIPATED
LOSSES.

      We have incurred losses since our inception through June 30, 2004 of approximately $7,580,949 and we may not ever generate sufficient revenues to achieve profitability, and even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability in the future. Furthermore, our current and future drilling activities required substantial amounts in advance of the receipt of any revenue that might be generated as a result of such activities. Accordingly, we expect to sustain substantial losses. Furthermore, if we are not successful in our test well efforts within the Area or if successful, if such well is not commercially viable, we may be forced to terminate our business.

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

      OUR STOCK IS QUOTED ON THE PINK SHEETS AND COULD BE SUBJECT TO EXTREME VOLATILITY.

      Our common stock is currently quoted under the symbol "DVPC" on the Pink Sheets, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the Pink Sheets, which would materially adverse affect the liquidity and volatility of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer) the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      There were no issuances of equity securities during the quarter ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

ITEM 5. OTHER INFORMATION

      NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

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

10.9  Subscription Note executed by Robert Salna in favor of the Company(3)

10.10 Consulting Agreement Number 1 with Tinamilu Holdings(3)

10.11 Consulting Agreement Number 2 with Tinamilu Holdings(3)

10.12 Cedar Ridge Operating Agreement(4)

10.13 Vintage Lease (4)

10.14 White Rock Lease (4)

21.1  List of Subsidiaries(4)

31.1  Certification under Rule 13a-14(a)/15d-14(a)(5)

32.1  Certification under Section 1350(5)

99.1  Report of Schlumberger Limited(4)


(1) Filed electronically as part of the Company's Form 10-SB.

(2) Filed electronically as part of the Company's Amendment One to Form 10-SB.

(3) Filed electronically as part of the Company's Amendment Two to Form 10-SB.

(4) Filed electronically as part of the Company's Form 10KSB for the year ended December 31, 2002.

(5) Filed electronically herewith.

      (b)   Reports on Form 8-K filed  during the three  months  ended March 31,
            2004

      None


                                 DOVER PETROLEUM, INC.


                                 By: ROBERT SALNA
                                     --------------------------------
Date:  September ___, 2004           Robert Salna, Chief Executive Officer
                                     (principal executive officer and principal
                                     financial officer)